Form 10-Q
period 1995-09-30
INTER CONTINENTAL SERVICES CORP
filed 1995-12-06
CIK 310585

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                    _______________________________________

               Quarterly Report Under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                    _______________________________________

For the quarter ended September 30, 1995

Commission File Number 0-4519

____________________INTER-CONTINENTAL SERVICES CORPORATION___________________
          (Exact name of registrant as specified in its charter)

____________Missouri___________             _________44-0628974________
(State or other jurisdiction of              (I.R.S. Employer I.D. No.)
 incorporation or organization)

5700 Broadmoor,  Suite 904__________Mission,_Kansas_____________66202___
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code_____(913) 262-1604__

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes__X__          No_____

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the close of the latest practical date.

__________Class___________             Outstanding at December 31, 1994
Common Stock, No par Value                         1,339,491

                    INTER-CONTINENTAL SERVICES CORPORATION



                                    INDEX


PART I - FINANCIAL INFORMATION                                 PAGE

     Item 1.
       Independent Accountant's Report                           1

       Balance Sheets September 30, 1995, December 31, 1994      2

       Condensed Statements of Income (Loss) -
         Three Months Ended September 30, 1995 and 1994,
         and Nine Months Ended September 30, 1995 and 1994       3

       Statements of Accumulated Deficit-
         Nine Months Ended September 30, 1995 and
         the Year Ended December 31, 1994                        4

         Statement of Cash Flows - Nine Months Ended
         September 30, 1995 and 1994                             5

       Notes to Financial Statements                            6-8

     Item 2.
       Management's Discussion and Analysis of
         Financial Condition and Results of Operations           9


Part II - OTHER INFORMATION

     Signatures                                                 10

                       INDEPENDENT ACCOUNTANT'S REPORT


Board of Directors
Inter-Continental Services Corp.



         We have compiled the accompanying balance sheets of Inter-Continental Services Corp. as of September 30, 1995 and December 31, 1994 and the related condensed statements of income, accumulated deficit and cash flows for the nine months ended September 30, 1995 and 1994 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

         A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements, and, accordingly, do not express an opinion or any other form of assurance on them.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net working capital and capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.







                                       Richter & Reda, C.P.A., P.A.


October 24, 1995

                    INTER-CONTINENTAL SERVICES CORPORATION

                                BALANCE SHEETS

                                 (Unaudited)

                                    ASSETS
                                            September 30, December 31,
                                            ____1995____  ____1994____
CURRENT ASSETS:
  Cash                                       $   73,211     $  35,286
  Accounts receivable, less allowance
   for doubtful accounts of $2,470               18,403        81,852
                                             ----------    ----------
     Total current assets                        91,614       117,138

PROPERTY, PLANT AND EQUIPMENT                    11,460         5,539

OTHER ASSETS                                      4,500         4,500
                                             ----------    ----------

                                             $  107,574    $  127,177
                                             ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                              $  487,186    $  502,886
  Accrued expenses                              134,194       133,286
                                             ----------    ----------
     Total current liabilities                  621,380       636,172

LONG TERM DEBT                                     -             -
                                             ----------    ----------
     Total liabilities                          621,380       636,172
                                             ----------    ----------

STOCKHOLDERS' EQUITY:
  Common Stock, no par, authorized 3,000,000
   shares, issued 1,760,462 shares            1,389,417     1,389,417
  Contributed capital in excess of par           63,400        63,400
  Accumulated deficit                        (1,819,885)   (1,775,074)
                                             ----------    ----------
                                               (367,068)     (322,257)
Less cost of 320,971 common shares held
   in treasury                                 (146,738)     (186,738)
                                             ----------    ----------
     Total stockholders' equity                (513,806)     (508,995)
                                             ----------    ----------

                                             $  107,574    $  127,177
                                             ==========    ==========

See accountant's report and notes to financial statements.

                    INTER-CONTINENTAL SERVICES CORPORATION

                     Condensed Statements of Income (Loss)

                                  (Unaudited)

                              Three Months Ended        Nine Months Ended
                                  September 30,            September 30,
                                1995        1994         1995        1994
Operating Revenue           $   44,868  $  117,310   $  336,480  $  301,544

Operating Expenses              84,481      99,378      373,386     307,824
                            ----------  ----------   ----------  ----------

  Income (Loss) from
   Operations                  (39,613)     17,932      (36,906)     (6,280)

Other Deductions:
  Interest Income                  258          26          351         245
  Miscellaneous Income             383           3          680         110
  Interest Expense              (2,322)     (1,101)      (8,937)     (2,816)
                            ----------  ----------   ----------  ----------

     NET INCOME (LOSS)      $  (41,294) $   16,860   $  (44,812) $   (8,741)
                            ==========  ==========   ==========  ==========


Income (Loss) Per Share of Common Stock:

  Net Income (Loss)         $   (0.03)  $     0.02   $   (0.03)  $    (0.01)
                            ==========  ==========   ==========  ==========

Average Shares Outstanding   1,339,491   1,047,102    1,339,491   1,047,102
                            ==========  ==========   ==========  ==========

















See accountant's report and notes to financial statements.

                    INTER-CONTINENTAL SERVICES CORPORATION

                       Statements of Accumulated Deficit

        Nine Months Ended September 30, 1995 and Year Ended December 31, 1994

                                  (Unaudited)



Balance at December 31, 1993                          $(1,687,475)

Net income (loss)                                         (87,599)
                                                      -----------
Balance at December 31, 1994                           (1,775,074)

Net income (loss)                                         (44,812)

Rounding                                                       (1)
                                                      -----------
Balance at September 30, 1995                         $(1,819,885)
                                                      ===========































See accountant's report and notes to financial statements.

                    INTER-CONTINENTAL SERVICES CORPORATION

                           Statements of Cash Flows

                    Nine Months Ended September 30, 1995 and 1994
                                  (Unaudited)
                                                     1995           1994
Cash flows from operating activities:
  Net income (loss)                               $ (44,812)     $ (8,741)
                                                  ---------      --------
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                     2,923         1,109
    Changes in operating assets and liabilities:
      (Increase) decrease in receivables             63,449       (46,337)
      Decrease in other current assets                 -            1,798
      Increase in accrued expenses                      909         1,472
                                                  ---------      --------
  Total adjustments                                  67,281       (41,958)
                                                  ---------      --------
Net cash provided by (used in) operating
 activities                                          22,469       (50,699)
                                                  ---------      --------

Cash flows from investing activities:
  Increase in other assets                             -           (4,500)
  Capital expenditures                               (8,844)       (3,405)
                                                  ---------      --------
  Net cash used in investing activities              (8,844)       (7,905)
                                                  ---------      --------

Cash flows from financing activities:
  Increase (decrease) in notes payable              (15,700)       10,000
  Sale of Treasury Stock                             40,000          -
                                                  ---------      --------
Net cash provided by financing activities            24,300        10,000
                                                  ---------      --------

Net increase (decrease) in cash and cash
 equivalents                                         37,925       (48,604)

Cash and cash equivalents at beginning of year       35,286        52,073
                                                  ---------      --------

Cash and cash equivalents at end of year          $  73,211      $  3,469
                                                  =========      ========

Supplemental disclosures of cash flow information:

Cash paid during the quarter for interest         $   8,938      $  2,816
Cash paid during the quarter for income taxes     $    -         $   -


See accountant's report and notes to financial statements.

                                       5

                    INTER-CONTINENTAL SERVICES CORPORATION

                    Notes to Condensed Financial Statements



Note 1.  Summary of Significant Accounting Policies

     Business Enterprise - The Company engages primarily in the service of credit card recovery.

     Property, Plant and Equipment - Property, plant and equipment are stated at cost less accumulated depreciation and are depreciated using accelerated methods over the estimated useful lives of the various assets which range from five to twenty-five years. Additions, major renewals and betterments are capitalized. Maintenance and repairs are charged to expense as incurred.

     Cash Flows - For purposes of the statement of cash flows, the Company considers all investments with a maturity date of three months or less to be cash equivalents.

     Income Taxes - Investment tax credits are accounted for using the "flow-through" method.

     Income (Loss) Per Common Share - Income (loss) per share is based on the weighted average number of common shares outstanding in 1995 and 1994.

     Concentrations of Credit Risk - Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of accounts receivable. To limit the amount of credit risk, the Company has established an allowance for doubtful accounts based upon factors surrounding the credit risk of certain clients, historical trends and other information.


Note 2.  Continued Existence of the Company

     For the nine months ended September 30, 1995 the Company reported a loss of $44,812 as compared to a loss for the nine months ended September 30, 1994 of $8,741. As a result, as of September 30, 1995, the Company had an accumulated deficit of $1,819,885.

     The ability of the Company to meet its obligations and continue in existence is dependent on its ability to (1) maintain profitable operations, or (2) obtain additional sources of financing or capital and (3) the willingness of creditors to continue to accept modified payment schedules.


Note 3.  Property, Plant and Equipment

     Property, plant and equipment are summarized as follows:
                                            September 30,  December 31,
                                            ____1995_____  ____1994____
     Furniture and fixtures                   $24,207        $15,363
     Less:  accumulated depreciation           12,747          9,824
                                              -------        -------
       Total                                  $11,460        $ 5,539
                                              =======        =======

Note 4.  Notes Payable

     A summary of notes payable is as follows:
                                            September 30,  December 31,
                                            ____1995_____  ____1994____
Promissory notes payable to stockholders,
 interest at prime plus 2%, payable
 quarterly                                     $192,470     $188,170

Promissory notes payable to stockholders,
 interest at prime plus 2%, payable
 quarterly, renewable quarterly                 249,700      269,700

Promissory note, payable to bank, interest
 at prime plus 2%, backed by the personal
 guarantee of two shareholders                   25,000       25,000

Promissory note, payable to bank, interest
 at prime plus 2%,                               20,016       20,016
                                               --------     --------
                                               $487,186     $502,886
                                               ========     ========

Note 5.  Income Taxes

     The Company has a net operating loss carryforward available to offset future income tax in the amount of $633,000 on a book and tax basis.  The carryforward of net operating losses are available as follows:
                                                  Net
              Year                          Operating Loss
           Expiration                        Carryforward
           ----------                       --------------
              1998                             $  8,000
              1999                              363,000
              2000                                6,000
              2001                               16,000
              2003                               95,000
              2007                               59,000
              2009                               86,000
                                               --------
                                               $633,000
                                               ========

Note 6. Commitments and Contingencies

     The Company had various operating leases covering office facilities, real property and personal property. Rent expense under operating leases was $52,435 for 1994. Rent expense for the nine months ended September 30, 1995 was $47,704.

     The Company is obligated under operating leases for three office facilities with monthly payments of approximately $3,400. The Mission, Kansas facility continues to lease on a month to month basis. The Company has a three year lease, which commenced in September, 1994, on a two story building in Phoenix, Arizona. The Company also has moved to a new California location. The new location is on a month to month lease starting in June, 1995.

Note 7. Interest on Notes Payable

 The company has not accrued all interest owed on notes payable because of the inability of the company to pay the amounts owed at this time.

Item 2 .

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors which have affected the Company's earning and financial position during the first nine months of 1995. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995, and the results of operations and cash flows for the nine months then ended.


LIQUIDITY AND CAPITAL RESOURCES

     The excess of current liabilities over current assets, as of September 30, 1995 is $519,766. The excess of current liabilities over current assets for the same period in 1994 was $452,014.

     While the current deficit of $1,819,885 is obviously material, it compares favorably to the deficit of $2,336,758 in effect as of June 30, 1985. The current deficit continues to be a detriment though not of the magnitude of previous periods. This is due in large part to a status quo situation with current vendors as well as with the major lending bank. Also, the Company continues to seek a capital infusion with a merger being a priority method.


RESULTS OF OPERATIONS

     Operating Revenue - Operating revenues for the first nine months of 1995 reflects an increase over the comparable period in 1994 of $34,936 or 12% for the third quarter of 1995.

     Operating Expenses - Expenses for the first nine months of 1995 reflect an increase of $65,562 or 21% from the comparable period in the prior year.

                    INTER-CONTINENTAL SERVICES CORPORATION





PART II - OTHER INFORMATION


                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Inter-Continental Services
Corporation



DATE: October 31, 1995___
BY:  James F. Bell, President