Form 10-K
period 1995-12-31
INTER CONTINENTAL SERVICES CORP
filed 1996-03-29
CIK 310585

                                  FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                    _______________________________________

                 Annual Report Under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                    _______________________________________

For the fiscal year ended December 31, 1995

Commission File Number 0-4519

____________________INTER-CONTINENTAL SERVICES CORPORATION___________________
          (Exact name of registrant as specified in its charter)

____________Missouri___________             _________44-0628974________
(State or other jurisdiction of              (I.R.S. Employer I.D. No.)
 incorporation or organization)

5700 Broadmoor,  Suite 712__________Mission,_Kansas_____________66202___
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code_____(913) 262-1604__

Securities_registered_pursuant_to_Section_12(b)_of_the_Act:

Title_of_Each_Class             Name_of_Each_Exchange_on_Which_Registered
______NONE_________             __________________NONE___________________

Securities registered pursuant to Section 12(g) of the Act:
_______________Common_Stock,_No_Par_Value__________________
                   (Title of Class)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes__X__          No_____

Aggregate market value of voting stock of registrant held by persons other than officers, directors, and greater than 5% shareholders as of the close of business on December 31, 1995 was $253,849 based on a "Bid" of $0.25. Number of shares of Common Stock outstanding at December 31, 1995: 1,419,491.

                                   PART I


Item 1. Business

Inter-Continental Services Corporation (the "Company" or "ICSC") is a Missouri corporation incorporated in 1958 under the name All State Credit & Research, Inc. The Company changed its name to Inter-Continental Computing, Inc. in September, 1968, and in June, 1969, it changed to its current name, Inter-Continental Services Corporation.

The Company operates a credit card recovery service, as All State Credit in Kansas City and All State Credit of Santa Anna, California (and in 1994 Phoenix, Arizona). In order to eliminate duplicate costs and realize certain economies of scale, the Kansas City credit card operations were moved to and merged with the Santa Anna, California operation in June of 1986. The sales efforts for said operation continued in Kansas City.

Initially, the services were for better control of oil credit charge cards. In the late 1960's, with the introduction of bank cards and expanded appeal of travel cards, All State's card recovery services were modified and adapted to the more demanding requirements of the multi-purpose cards.

While technology through point of sale control has greatly decreased the need for card recovery, All State has developed related services which focus on effecting issuer/customer contact and developing pertinent facts and informa-tion relative to more effective and less costly collection.

All State's reputation, current services, and adaptation to the contemporary challenges in the credit industry should allow it to remain firm in service support to the ever-changing and more demanding challenges of more manageable portfolios of fewer but larger credit grantors.

From inception through the late 1980's, All State was an innovator and leader in the development and implementation of card recovery services designed to provide greater issuer control of unauthorized use of suspended charge privileges.

Substantially all of the revenues are concentrated with a few customers in the credit card industry. During 1995 the Company obtained revenue of $199,125 from Chemical Bank and $130,833 from First USA. During 1994 the Company obtained revenue of $187,879 from Chemical Bank and $153,123 from First USA. During 1993 the Company obtained revenue of $287,817 from Chemical Bank and $112,503 from Discover Card. Although the company is affected by the well-being of its major customers, it is uncertain if the loss of a major customer would have a material adverse effect on the operations of the Company.

At December 31, 1995 the Company had 6 employees.




Item 2. Properties

The Company occupies 2,800 square feet in a two story building in Phoenix, Arizona on a two year lease which commenced in September, 1994. The Company also leases 400 square feet in Santa Anna, California and approximately
1,000 square feet in Mission, Kansas on month to month leases.


Item 3. Legal Proceedings

The company is not currently involved in any material legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders.

None



                                   PART II

Item 5. Market for Registrant's Common Equity and Related Stockholders Matters

Prior to the third quarter of 1995 there was no established public trading market for the Company's stock. The principal market beginning in the third quarter 1995 is the over-the-counter market. The following bid and ask quotation in the absence of an active public trading market noting there is no representation of actual transaction for 1994 and quarter 1 and 2 1995 along with the high and low sales price in the over-the-counter market for quarters 3 and 4 1995 is as follows:

                        1995                    1994
Quarter            Bid        Ask          Bid        Ask
1st                1/4        1/2          1/4        1/2
2nd                1/4        1/2          1/4        1/2
3rd                3/8       1 1/8         1/4        1/2
4th                1/8        7/8          1/4        1/2

The approximate number of shareholders of record for the Company's stock at December 31, 1995 was 506.

There were no dividends paid in 1995 or 1994.




Item 6. Selected Financial Data

                      1995       1994       1993       1992       1991
                                           Note 1     Note 1   (Unaudited)
Operating revenues  $379,715   $427,345   $555,788   $372,192   $609,171

Income (loss)
from continuing     (163,745)  ($87,599)  $146,479   ($53,669)   $35,570
operations

Income (loss) from
continuing opera-
tions per share:
  Primary            ($0.11)    ($0.07)     $0.11      ($0.04)    $0.03
  Fully Diluted      ($0.11)    ($0.07)     $0.08      ($0.04)    $0.02

At year end:
  Total assets       $70,575   $127,177   $110,861     $82,571  $153,883

Note 1 - Amounts have been restated due to an audit performed where as previously submitted items were unaudited.


Item 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.

Results of Operations

1995 vs. 1994

Revenues decreased 11% in 1995 to $379,718 over the $427,345 in 1994, as a result of the Company's customers replacing outside services with their own staff. The Company also stopped doing higher cost lower revenue business with smaller customers.

Operating expenses increased 5% to $473,693 over the $452,575 in 1994 largely because of costs associated with the listing of stock on a market and the attempt to seek an infusion of capital. There were additional computer software costs and costs with outsourcing of services.

The Company had a loss of $163,745 in 1995 compared to $87,599 in 1994 because of the lower revenues and increased costs.



1994 vs. 1993

Revenues decreased 23% in 1994 to $427,345 over the $555,788 in 1993, as a result of the Company moving its operations from California to Phoenix, Arizona. A substantial amount of time was devoted to the move and hiring and training of new employees in the new location.

Operating expenses increased 8% to $452,575 over the $419,834 in 1993 largely because of higher than anticipated costs associated with having two offices operating during the year. A new computer billing and operating system was implemented in 1994 which ultimately will vastly improve billing procedures and allow employees to perform their work more accurately and timely.

The Company had a loss of $87,599 from operations in 1994 compared to a profit $146,479 in 1993 because of the increased costs previously described and an extraordinary gain in 1993 from the negotiation of a settlement of trade accounts payable liability.


Liquidity and Financial Resources

The Company ended 1995 with anticipation for better operating results in the future. Liquidity is needed as receivables are lower than in 1994 and overhead has not decreased.

The upgrading of equipment mainly through acquisition of software will allow the company to operate more efficiently in the future.

Notes payable are lower in 1995 than 1994 because of payments made to reduce debt. Accrued interest reflects amounts that shareholders' of the Company have not been paid and management believes that with some of the steps taken in 1995 future profitability would allow the Company to service its debt.

Management continues to actively seek a corporate merger or a source of infusion of capital to allow the company to expand and adequately market its services. There are no commitments for capital expenditures.

Inflation

The impact of inflation is not material to the operations of the Company.

Item 8.  Financial Statements

Index to Financial Statements
                                                        Page
        Independent Auditor's Report                      6
        Balance sheet - December 31, 1995 and 1994        7
        Statement of Operations - Years Ended
          December 31, 1995, 1994 and 1993                8
        Statement of Shareholders' Deficit - Years
         Ended December 31, 1995, 1994 and 1993           9
        Statement of Cash Flows - Years Ended
         December 31, 1995, 1994 and 1993                10
        Notes to Financial Statements                   11-13

                       Independent Auditor's Report


Board of Directors
Inter-Continental Services Corporation


We have audited the balance sheet of Inter-Continental Services Corporation as of December 31, 1995 and 1994, and the related statements of operations, shareholders' deficit, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Inter-Continental Services Corporation at December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period of December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits of the financial statements also included the schedules listed in answer to Item 14(a)2. In our opinion, such schedules present fairly the information required to be set forth therein.


                                  Weaver & Martin
                                  Certified Public Accountants & Consultants
                                  801 West 47th St., Suite 208
                                  Kansas City, Missouri  64112


March 17, 1996

Inter-Continental Services Corporation
Balance Sheet
                                                   December 31,
                                             ____1995____  ____1994____
Assets
Current Assets:
  Cash                                        $   36,145     $  35,286
  Accounts receivable net of $2,500 allowance     25,045        81,852
                                              ----------    ----------
     Total current assets                         61,190       117,138

Fixed assets: (note 1)
  Furniture and equipment                         23,212        15,363
  Accumulated depreciation                       (13,827)       (9,824)
                                              ----------    ----------
                                                   9,385         5,539
                                              ----------    ----------
Other assets                                         --          4,500
                                              ----------    ----------
                                              $   70,575    $  127,177
                                              ==========    ==========

Liabilities and Shareholders' Deficit
Current Liabilities:
  Notes payable to shareholders (note 3)      $  177,500    $  207,500
  Notes payable to bank (note 4)                  25,000        25,000
  Convertible notes payable (note 5)             248,099       270,386
  Accrued interest on shareholders' notes        181,641       111,180
  Accrued interest on other notes                  4,500        11,901
  Due to Shareholders' (note 6)                    77,000           --
  Accrued liabilities                              4,575        10,205
                                              ----------    ----------
    Total current liabilities                    718,315       636,172
                                              ----------    ----------

Shareholders' deficit:
  Common Stock, no par, authorized 3,000,000
   shares, issued 1,760,462 shares             1,389,417     1,389,417
  Contributed capital                             63,400        63,400
  Accumulated deficit                         (1,938,819)   (1,775,074)
                                              ----------    ----------
                                                (486,002)     (322,257)
  Less treasury stock at cost, 340,971 shares
   and 420,971 shares in 1994                   (161,738)     (186,738)
                                              ----------    ----------
     Total shareholders' equity                 (647,740)     (508,995)
                                              ----------    ----------

                                              $   70,575    $  127,177
                                              ==========    ==========

See notes to financial statements.

Inter-Continental Services Corporation
Statements of Operations


                                        _______Year_Ended_December_31,______
                                        ___1995___   ___1994___   ___1993___
Operating revenues                      $  379,715   $  427,345   $  555,788

Operating expenses                         473,693      452,575      419,834
                                        ----------   ----------   ----------
Income (Loss) from operations              (93,978)     (25,230)     135,954

Other income (expense):
  Interest expense                         (71,299)     (63,128)     (65,535)
  Miscellaneous income                       1,532          759          698
                                        ----------   ----------   ----------
                                           (69,767)     (62,369)     (64,837)
                                        ----------   ----------   ----------
Income (loss) before tax and
  extraordinary item                      (163,745)     (87,599)      71,117
Income tax benefit (note 8)                     --           --       25,000
                                        ----------   ----------   ----------
Income (loss) before extraordinary item   (163,745)     (87,599)      96,117

Extraordinary item - gain on
  extinguishment of trade account
  payable, net of tax effect of
  ($25,000) (note 7)                            --           --       50,362
                                        ----------   ----------   ----------
Net income (loss)                       $ (163,745)  $  (87,599)  $  146,479
                                        ==========   ==========   ==========


Per share of common stock (note 12):

Primary:

Income (loss) before extraordinary item $    (0.11)  $   (0.07)   $     0.07

Extraordinary item                              --          --          0.04
                                        ----------   ----------   ----------
Net income (loss)                       $    (0.11)  $   (0.07)   $     0.11
                                        ==========   ==========   ==========

Fully diluted:

Income (loss) before extraordinary item $    (0.11)  $   (0.07)   $     0.05

Extraordinary item                              --          --          0.03
                                        ----------   ----------   ----------
Net income (loss)                       $    (0.11)  $   (0.07)   $     0.08
                                        ==========   ==========   ==========


See notes to financial statements.

Inter-Continental Services Corporation
Statements of Shareholders' Deficit

                                                                    Total
                     Common  Paid in  Accumulated   Treasury    Shareholders'
                  ___Stock__ Capital  __Deficit__   __Stock__   ___Deficit___
January 1, 1993   $1,389,417 $63,400  ($1,883,954)  ($186,738)    ($567,875)

Net income                --      --      146,479          --       146,479
                  ---------- -------  -----------   ---------   -------------
December 31, 1993  1,389,417  63,400   (1,687,475)   (186,738)     (421,396)

Net loss                  --      --      (87,599)         --       (87,599)
                  ---------- -------  -----------   ---------   -------------
December 31, 1994  1,389,417  63,400   (1,775,074)   (186,738)     (508,995)

Reissued treasury
 stock                    --      --           --      25,000        25,000

Net loss                  --      --     (163,745)         --      (163,745)
                  ---------- -------  -----------   ---------   -------------
December 31, 1995 $1,389,417 $63,400  ($1,938,819)  ($161,738)    ($647,740)
                  ========== =======  ===========   =========   =============





























See notes to financial statements.

Inter-Continental Services Corporation
Statements of Cash Flows

                                        _______Year_Ended_December_31,______
                                        ___1995___   ___1994___   ___1993___
Operating activities:
  Net income (loss)                     $ (163,745)  $  (87,599)  $  146,479
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities-
      Depreciation                           4,003        2,114        1,466
      Reissued treasury stock               25,000           --           --
  Changes in assets and liabilities-
      Accounts receivables                  56,807      (43,241)      15,014
      Prepaid expenses                          --        5,121           62
      Other assets                           4,500        6,469        1,791
      Accrued interest                      63,060       55,354       39,132
      Due to Shareholders'                   77,000           --           --
      Accrued liabilities                   (5,630)       3,661      (38,663)
      Accounts payable                          --           --      (85,362)
                                        ----------   ----------   ----------
Net cash provided by (used in)
 operating activities                       60,995      (58,121)      79,919
                                        ----------   ----------   ----------

Cash used in investing activities:
  Additions to fixed assets                 (7,849)      (3,567)      (2,431)
                                        ----------   ----------   ----------

Cash provided by (used in) financing
 activities:
  Shareholders' notes payable, net         (52,287)      44,900      (33,295)
                                        ----------   ----------   ----------
Net increase (decrease) in cash                859      (16,788)      44,193

Cash at beginning of year                   35,286       52,074        7,881
                                        ----------   ----------   ----------
Cash at end of year                     $   36,145   $   35,286   $   52,074
                                        ==========   ==========   ==========

Supplemental cash flow information:

Interest paid                           $   10,700   $    5,300   $   26,400
Income taxes                                    --           --           --





See notes to financial statements.





                                       10

Inter-Continental Services Corporation
Notes to Financial Statements
December 31, 1995


Note 1 - Significant Accounting Policies

Concentration of Credit Risk:
-----------------------------
The Company's cash equivalents consist principally of cash and money market accounts with high quality financial institutions. The investment policy limits the amount of credit exposure to any one financial institution.

Substantially all of the revenues and accounts receivables are concentrated with a few customers in the credit card industry. During 1995 the Company obtained approximately $330,000 in revenue from two customers. During 1994 the Company obtained approximately $341,000 in revenue from two customers. During 1993 the Company obtained approximately $400,000 in revenue from two customers. At December 31, 1995 approximately $19,000 of accounts receivable was from two customers. Although the company is affected by the well-being of its major customers, management does not believe significant risk of loss exists with respect to its financial position at December 31, 1995.

Fixed assets:
------------
Fixed assets are depreciated using accelerated methods over the estimated useful lives (5-7 years) of the asset.

Reclassification:
----------------
Certain reclassifications have been made in the 1994 and 1993 financial statements to conform to the classifications in the current year.


Note 2 - Continued Existence of the Company
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the company has sustained operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further, at December 31, 1995, current liabilities exceed current assets by $657,125, and total liabilities exceed total assets by $647,740.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the company's ability to meet its financing requirements, and the success of its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the company to continue as a going concern.

Note 3 - Notes Payable to Shareholders'
Notes payable to shareholders consist of demand notes with interest at a 12% rate. Interest of 12% is due on unpaid interest.


Note 4 - Notes Payable to Bank
Note payable to bank consists of a loan at prime plus 2%. The bank was taken over by the Federal Deposit Insurance Corporation and it is unknown who currently owns the note. No interest payments have been made since the third quarter of 1993, although interest is being accrued by the Company.


Note 5 - Convertible Notes Payable
Convertible notes payable are demand notes with interest approximating 12% convertible into common stock at a rate of $.50 and $.625 per share (481,084 shares). Unpaid interest is being accrued by the Company.


Note 6 - Due to Shareholders
During 1995, the Company obtained advances from shareholders who acquired stock in the Company. There are no repayment terms associated with the advance and no interest was accrued.


Note 7 - Extraordinary Item
In fiscal 1993 the Company settled a disputed trade payable by paying $10,000. The balance of the payable is reported as an extraordinary gain on extinguishment.


Note 8 - Income Taxes
The utilization of net operating loss carryforwards in 1993 resulted in a benefit from income tax as follows:

        Income before extraordinary item          $24,000
        Extraordinary item                         25,000
                                                  -------
        Total benefit from loss carryforwards     $49,000
                                                  =======

The Company has net operating loss carryforwards for financial statement purposes of approximately $852,000 expiring in 1997 through 2009.

The potential deferred tax asset resulting from the loss carryforwards has been fully reserved with a valuation allowance equal to the benefit.

The deferred tax asset and valuation allowance are as follows:

        1993    $204,000
        1994    $234,000
        1995    $290,000

Note 9 - Related Party Transactions
The Company reimburses an affiliated Company and an officer for certain overhead items. Payments for the year ended December 31, 1995, 1994 and 1993 were approximately $49,000, $23,000 and $32,000, respectively.


Note 10 - Rental Agreements

The Company leases office space under operating leases expiring in 1997 and on a monthly basis. Minimum rental payments under non-cancelable operating leases having remaining terms in excess of 1 year at December 31, 1995 are 1996 - $40,000 and 1997 - $27,000. Rent payments for the year ended December 31, 1995, 1994 and 1993 were approximately $54,000,
$50,500 and $42,700, respectively.


Note 11 - Stock Issued For Services
The Company issued 30,000 treasury shares for services rendered in 1995 at a valuation of $.50 per share. The Company issued 50,000 treasury shares to an employee for services in 1995 valued at $.20 per share.


Note 12 - Earnings Per Share
Earnings per share amounts are computed based on the weighted average number of shares actually outstanding. In 1993 this number is adjusted for the shares that would be outstanding assuming conversion of the convertible note payable (see note 5) which are considered to be common stock equivalents. The number of shares used in the computation are 1,419,191 in 1995; 1,339,491 in 1994; and 1,820,585 for 1993.


Note 13 - Subsequent Event
On January 8, 1996 the Company issued 200,000 shares of common stock resulting from the conversion of $100,000 of outstanding shareholder notes. Had the conversion occurred on January 1, 1995 the net loss per share for the year ended December 31, 1995 would have decreased to $.10.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

The Company engaged as their independent accountants Weaver and Martin, LLC on March 24, 1995.

The Company's board of Directors does not have a standing audit committee.


Item 10.  Directors and Executive Officers of the Registrant

     (a) The Directors presently serving will hold office until the next annual meeting and until their successors are elected and have qualified. Directors serve one year terms.

     (b) Executive officers of the Company are not elected to a specific term of office.

Directors and Executive Officers

        James F. Bell                   President of the Company
        Age:  61
        Director since:  1963

        Thomas F. Fangrow               President, Sunrise Drilling,
        Age:  71                           Louisburg, Kansas
        Director since:  1958

    (c)  Business Experience:

    Mr. Bell became President of the Company in August of 1985 after serving as its Executive Vice President since 1982. Prior to this position, Mr. Bell served as Senior Vice President for a period in excess of the preceding five years. Mr. Fangrow assisted in the development of Sunrise Drilling, Inc. during 1981 and subsequently became its owner and President. Prior to his involvement with Sunrise Drilling, Mr. Fangrow was Vice President of the Company for a period in excess of five years.


Item 11.  Executive Compensation

No compensation was paid to any Officer or director and there wasn't any Director's fees. No employee was paid above $100,000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
The following table shows the amount of common stock owned as of December 31, 1995 by each person known by the Company to own directly or beneficially more than five percent (5%) of the outstanding shares of the Company's stock.

                                        Amount and Nature of    Percent
Name and Address of Beneficial Owner    Beneficial Ownership    of Class
------------------------------------    --------------------    --------
Jerry Nickell
10133 Shadow Circle                            39,400             2.78%
Olathe, Kansas  66061      (1)

(1) Includes 2,400 shares held by Mr. Nickell's family. Does not include 60,414 shares available from conversion of convertible note.

The following table shows the amount of common stock owned as of December 31, 1995 as well as beneficial ownership of the Common Stock by the Company's Directors and by all Directors and Officers as a group.

                                        Amount and Nature of    Percent
Name and Address of Beneficial Owner    Beneficial Ownership    of Class
------------------------------------    --------------------    --------
James F. Bell
5700 Broadmoor, Suite 712                      174,674           12.31%
Mission, Kansas  66202     (1)

Thomas Fangrow
1995 West 247th Street                         190,020           13.39%
Louisburg, Kansas  66053   (2)

(1) Includes 70,674 shares held by Mr. Bell's wife. Does not include 133,234 shares available from conversion of convertible note.

(2) Includes 12,000 shares held by Mr. Fangrow's wife and 33,000 shares held by her as custodian for their child, beneficial ownership of which is disclaimed by Mr. Fangrow. Does not include 287,400 shares available from conversion of convertible note.


Item 13.  Certain Relationships and Related Transactions

As of December 31, 1994 the Company was indebted to the following:
James F. Bell, President and Director          $ 91,019
Thomas Fangrow, Director                       $383,563
James F. Bell and Thomas Fangrow               $ 37,383
Deanna Bell, shareholder                       $ 41,500
The indebtedness is demand notes and convertible notes with interest at 12%. Unpaid interest has been accrued and interest is charged on unpaid amounts at a 12% rate.

Jerry Nickell, shareholder                     $ 52,819
The indebtedness is a demand convertible note plus accrued interest convertible into common shares at a rate of $.625 per share. Interest is approximately 12% and is earned on the indebtedness and any unpaid interest.

The Company paid a management charge in 1995 of $40,650 to an affiliate in which James F. Bell was more than a 10% owner.

                                   PART IV

Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K

(a)(1)  The following financial statements are included in Part II Item 8:

                                                          Page
        Independent Auditor's Report                        6
        Balance sheet - December 31, 1995 and 1994          7
        Statement of Operations - Years Ended
          December 31, 1995, 1994 and 1993                  8
        Statement of Shareholders' Deficit - Years
         Ended December 31, 1995, 1994 and 1993             9
        Statement of Cash Flows - Years Ended
         December 31, 1995, 1994 and 1993                  10
        Notes to Financial Statements                     11-13

   (2) The following financial statement schedules should be read in conjunction with the financial statements referred to above.

                                                          Page
        Years Ended December 31, 1995, 1994, and 1993
        Schedule II - Amounts Receivable from Related
         Parties and Underwriters, Promoters and
         Employees other than Related Parties              17
        Schedule V - Property, Plant and Equipment         18
        Schedule VI - Accumulated Depreciation of
         Property, Plant and Equipment                     18
        Schedule VIII - Valuation and Qualifying Accounts  19
        Schedule IX - Short-term Borrowings                20
        Schedule X - Supplementary Income Statement
         Information                                       21

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

No reports on Form 8-K have been filed by the registrant during the last quarter of the period covered by this report.

Inter-Continental Services Corporation
Schedule II
Amounts Receivable from Related Parties and Underwriters, Promoters, and
 Employees Other than Related Parties
                  Balance at                                    Balance at
                  Beginning                      Written  ____End_of_Period___
                  of Period  Additions Collected   Off    Current  Not Current
                  ---------- --------- --------- -------- -------  -----------
Year Ended
December 31, 1995
Mr. R. L. Ernst     $4,500        --    $4,500        --       --         --
                    ======    ======    ======    ======   ======     ======
Year Ended
December 31, 1994
Mr. R. L. Ernst     $4,000    $4,500    $4,000      --       --       $4,500
                    ======    ======    ======    ======   ======     ======
Year Ended
December 31, 1993
Mr. R. L. Ernst     $4,000    $5,000    $5,000      --       --       $4,000
                    ======    ======    ======    ======   ======     ======



















Inter-Continental Services Corporation
Schedule V
Property, Plant and Equipment

                        Balance at                               Balance at
                        Beginning                               End of Period
                        of Period     Additions    Retirements     Period
                        ----------    ---------    -----------  -------------
Furniture and Equipment
Year Ended
December 31, 1995         $15,363       $7,849            --       $23,212
                          =======       ======        ======       =======

Furniture and Equipment
Year Ended
December 31, 1994         $11,796       $3,567            --       $15,363
                          =======       ======        ======       =======

Furniture and Equipment
Year Ended
December 31, 1993         $ 9,365       $2,431            --       $11,796
                          =======       ======        ======       =======

Estimated lives are 5 to 7 years.
Depreciation computed on an accelerated basis.


Schedule V
Accumulated Depreciation of Property, Plant and Equipment

                        Balance at                               Balance at
                        Beginning                               End of Period
                        of Period     Additions    Retirements     Period
                        ----------    ---------    -----------  -------------
Furniture and Equipment
Year Ended
December 31, 1995         $ 9,824       $4,003            --       $13,827
                          =======       ======        ======       =======

Furniture and Equipment
Year Ended
December 31, 1994         $ 7,710       $2,114            --       $ 9,824
                          =======       ======        ======       =======

Furniture and Equipment
Year Ended
December 31, 1993         $ 6,244       $1,466            --       $ 7,710
                          =======       ======        ======       =======







Inter-Continental Services Corporation
Schedule VIII
Valuation and Qualifying Accounts
                  Balance at   ______Charged______               Balance at
                  Beginning     Cost &    Other       Other        End of
Description       of Period     Expense  Accounts    Changes       Period
-----------       ----------   --------- ---------   --------   -----------
Allowance for
Doubtful Accounts
Year Ended
December 31, 1995   $2,500          --        --          --     $2,500
                    ======      ======    ======      ======     ======
Year Ended
December 31, 1994   $2,500          --        --          --     $2,500
                    ======      ======    ======      ======     ======
Year Ended
December 31, 1993   $2,500          --        --          --     $2,500
                    ======      ======    ======      ======     ======



Inter-Continental Services Corporation
Schedule IX
Short-Term Borrowings
                             Weighted    Maximum     Average      Weighted
                   Balance    Average  Outstanding Outstanding     Average
                   at End    Interest    During      During     Interest Rate
Category          of Period    Rate      Period      Period     During Period
-----------       ---------  --------- ----------- -----------  -------------
Note Payable
to Bank
    1995           $25,000     12.00%   $25,000     $25,000         12.00%
                   =======     ======   =======     =======         ======

    1994           $25,000     12.00%   $25,000     $25,000         12.00%
                   =======     ======   =======     =======         ======

    1993           $25,000     12.00%   $25,000     $25,000         12.00%
                   =======     ======   =======     =======         ======

An interest rate of 12% was assumed.  The bank was assumed by the Federal
Deposit Insurance corporation in 1993, and the Company has not made any payments since the third quarter 1993 because they have not been contacted.
Prior to 1993 interest was at prime plus 2%.

Notes Payable
 to Shareholders
    1995           $177,500    12.00%   $207,500    $192,500        12.00%
                   ========    ======   ========    ========        ======

    1994           $207,500    12.00%   $207,500    $182,500        12.00%
                   ========    ======   ========    ========        ======

    1993           $157,500    12.00%   $187,500    $172,500        12.00%
                   ========    ======   ========    ========        ======

An interest rate of 12% was assumed.
Notes are demand notes.
The average outstanding during the year represents the average quarterly balances.

Convertible Notes
 Payable to
 Shareholders
    1995           $248,099    12.00%   $270,386    $259,243        12.00%
                   ========    ======   ========    ========        ======

    1994           $270,386    12.00%   $275,486    $272,936        12.00%
                   ========    ======   ========    ========        ======

    1993           $275,486    12.00%   $275,486    $277,133        12.00%
                   ========    ======   ========    ========        ======

An interest rate of 12% was assumed.
Notes are demand notes convertible into common stock at rates of $.50 and $.625 per share.


                                       20

Inter-Continental Services Corporation
Schedule X
Supplementary Income Statement Information
                                   _______Year_Ended_December_31,______
                                   ___1995___   ___1994___   ___1993___
Maintenance and Repairs              $326         $5,204       $4,526




























                                       21

                    INTER-CONTINENTAL SERVICES CORPORATION



                                  SIGNATURES


     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Inter-Continental Services Corporation



DATE: March 31, 1996___
BY:  James F. Bell, President


DATE: March 31, 1996___
BY:  Thomas F. Fangrow, Director