Form 10-Q
period 1996-03-31
INTER CONTINENTAL SERVICES CORP
filed 1996-06-21
CIK 310585

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

For the quarter ended March 31, 1996

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

Registrant's telephone number, including area code_____(913)_262-1604__

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes__X__          No_____

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the close of the latest practical date.

__________Class___________             Outstanding at December 31, 1995
Common Stock, No par Value                         1,419,491

                    INTER-CONTINENTAL SERVICES CORPORATION



                                    INDEX


PART I - FINANCIAL INFORMATION                                 PAGE

     Item 1.
       Independent Accountant's Report                           1

       Balance Sheets March 31, 1996, December 31, 1995          2

       Condensed Statements of Income (Loss) -
         Three Months Ended March 31, 1996 and 1995,
         and Three Months Ended March 31, 1996 and 1995          3

       Statements of Accumulated Deficit-
         Three Months Ended March 31, 1996 and
         the Year Ended December 31, 1995                        4

       Statement of Cash Flows - Three Months Ended
         March 31, 1996 and 1995                                 5

       Notes to Financial Statements                            6-8

     Item 2.
       Management's Discussion and Analysis of
         Financial Condition and Results of Operations           9


Part II - OTHER INFORMATION

     Signatures                                                 10

                       INDEPENDENT ACCOUNTANT'S REPORT


Board of Directors
Inter-Continental Services Corp.



         We have compiled the accompanying balance sheet of Inter-Continental Services Corp. as of March 31, 1996 and December 31, 1995 and the related condensed statements of income, accumulated deficit and cash flows for the three months ended March 31, 1996 and 1995 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

         A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements, and, accordingly, do no express an opinion or any other form of assurance on them.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net working capital and capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.







                                       Richter & Reda, C.P.A., P.A.'s


June 19, 1996

                    INTER-CONTINENTAL SERVICES CORPORATION

                                BALANCE SHEETS

                                 (Unaudited)


                                    ASSETS
                                              March 31,   December 31,
                                            ____1996____  ____1995____
CURRENT ASSETS:
  Cash                                       $   28,355     $  36,145
  Accounts receivable, less allowance
   for doubtful accounts of $2,470           ____18,185    ____25,045
     Total current assets                        46,540        61,190

PROPERTY, PLANT AND EQUIPMENT                _____8,386    _____9,385

                                             $   54,926    $   70,575
                                             ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                              $  335,459    $  527,599
  Accrued expenses                           ___187,041    ___190,716
     Total current liabilities                  522,499       718,315

LONG TERM DEBT                               ______-___    ______-___
     Total liabilities                       ___522,499    ___718,315

STOCKHOLDERS' EQUITY:
  Common Stock, no par, authorized 3,000,000
   shares, issued 1,960,462 shares            1,614,057     1,389,417
  Contributed capital in excess of par           63,400        63,400
  Accumulated deficit                        (1,983,293)   (1,938,819)
                                               (305,836)     (486,002)

  Less cost of 340,971 common shares held
   in treasury                               __(161,738)   __(161,738)
     Total stockholders' equity              __(467,573)   __(647,740)

                                             $   54,926    $   70,575
                                             ==========    ==========





See accountant's report and notes to financial statements.

                    INTER-CONTINENTAL SERVICES CORPORATION

                     Condensed Statements of Income (Loss)

                                  (Unaudited)

                              Three Months Ended        Three Months Ended
                                  March 31,                 March 31,
                                1996        1995         1996        1995
Operating Revenue           $   43,185  $  170,455   $   43,185  $  170,455

Operating Expenses          ____90,106  ___164,737   ____90,106  ___164,737

  Income (Loss) from
   Operations                  (46,921)      5,718      (46,921)      5,718

Other Deductions:
  Interest Income                  206         -0-          206         -0-
  Miscellaneous Income           2,489         -0-        2,489         -0-
  Interest Expense          ______(248) ____(3,534)  ______(248) ____(3,534)

     NET INCOME (LOSS)      $  (44,474) $    2,184   $  (44,474) $    2,184
                            ==========  ==========   ==========  ==========


Income (Loss) Per Share of Common Stock:

  Net Income (Loss)         $   (0.028) $    0.002   $   (0.028) $    0.002
                            ==========  ==========   ==========  ==========

Average Shares Outstanding   1,602,100   1,339,491    1,602,100   1,339,491
                            ==========  ==========   ==========  ==========


















See accountant's report and notes to financial statements.

                    INTER-CONTINENTAL SERVICES CORPORATION

                       Statements of Accumulated Deficit

        Three Months Ended March 31, 1996 and Year Ended December 31, 1995

                                  (Unaudited)



Balance at December 31, 1994                          $(1,775,074)

Net income (loss)                                     ___(163,745)

Balance at December 31, 1995                           (1,938,819)

Net income (loss)                                     ____(44,474)

Balance at March 31, 1996                             $(1,983,293)
                                                      ===========































See accountant's report and notes to financial statements.

                    INTER-CONTINENTAL SERVICES CORPORATION

                           Statements of Cash Flows

                    Three Months Ended March 31, 1996 and 1995
                                  (Unaudited)
                                                     1996           1995
Cash flows from operating activities:
  Net income (loss)                               $_(44,474)     $_(8,741)
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                       999         1,109
    Changes in operating assets and liabilities:
      (Increase) decrease in receivables              6,860       (46,337)
      Decrease in other current liabilities            (457)        1,798
      Increase in accrued expenses                ______529      ___1,472
  Total adjustments                               ____7,931      _(41,958)
Net cash provided by (used in) operating
 activities                                       __(36,543)     _(50,699)

Cash flows from investing activities:
  Capital expenditures                            _________      __(2,894)
  Net cash used in investing activities           _________      __(2,894)

Cash flows from financing activities:
  Increase (decrease) of notes payable             (192,140)       15,000
  Increase (decrease) of accrued interest            (3,747)         -
  Common Stock                                    __224,640      ____-___
Net cash provided by financing activities         ___28,753      __15,000

Net increase (decrease) in cash and cash
 equivalents                                         (7,790)        7,660

Cash and cash equivalents at beginning of year    ___36,145      __35,286

Cash and cash equivalents at end of period        $  28,355      $ 42,946
                                                  =========      ========


Supplemental disclosures of cash flow information:

Cash paid during the quarter for interest         $     247      $  1,193
Cash paid during the quarter for income taxes     $    -         $   -









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

     Income (Loss) Per Common Share - Income (loss) per share is based on the weighted average number of common shares outstanding in 1996 and 1995.

     Concentrations of Credit Risk - Financial instruments which potentially expose the Company to concentrations of credit risk, consist primarily of accounts receivable. To limit the amount of credit risk, the Company has established an allowance for doubtful accounts based upon factors surrounding the credit risk of certain clients, historical trends, and other information.


Note 2.  Continued Existence of the Company

     For the three months ended March 31, 1996 the Company reported a loss of $44,474 as compared to income for the three months ended
March 31, 1995 of $2,184. As a result, as of March 31, 1996, the
Company had an accumulated deficit of $1,983,293.

     The ability of the Company to meet its obligations and continue in existence is dependent on its ability to (1) maintain profitable operations, or (2) obtain additional sources of financing or capital and (3) the willingness of creditors to continue to accept modified payment schedules.


Note 3.  Property, Plant and Equipment

     Property, plant and equipment are summarized as follows:

                                              March 31,    December 31,
                                            ____1996_____  ____1995____
     Furniture and fixtures                   $23,213        $23,213
     Less:  accumulated depreciation          _14,827        _13,827
       Total                                  $ 8,386        $ 9,386
                                              =======        =======

Note 4.  Notes Payable

     A summary of notes payable is as follows:

                                              March 31,    December 31,
                                            ____1996_____  ____1995____
Promissory notes payable to stockholders,
 interest at prime plus 2%, payable
 quarterly                                     $135,759     $232,883

Promissory notes payable to stockholders,
 interest at prime plus 2%, payable
 quarterly, renewable quarterly                 174,700      249,700

Promissory note, payable to bank, interest
 at prime plus 2%, backed by the personal
 guarantee of two shareholders                   25,000       25,000

Promissory note, payable to bank, interest
 at prime plus 2%,                             _____-0-     __20,016
                                               $335,459     $527,599
                                               ========     ========

Note 5.  Income Taxes

     The Company has a net operating loss carryforward available to offset future income tax in the amount of $795,000 on a book and tax basis.  The carryforward of net operating losses are available as follows:
                                                  Net
              Year                          Operating Loss
           Expiration                       _Carryforward_
              1998                             $  8,000
              1999                              363,000
              2000                                6,000
              2001                               16,000
              2003                               95,000
              2007                               59,000
              2009                               86,000
              2010                             _162,000
                                               $795,000
                                               ========

Note 6. Commitments and Contingencies

     The Company had various operating leases covering office facilities, real property and personal property. Rent expense under operating leases was $54,921 for 1995. Rent expense for the three months ended March 31, 1996 was $12,650.

     The Company is obligated under operating leases for three office facilities with monthly payments of approximately $4,300. The Mission, Kansas facility continues to lease on a month to month basis. The Company has a three year lease, which commenced in September, 1994, on a two story building in Phoenix, Arizona. The California location is also on a month to month lease.

Note 7. Interest on Notes Payable

 The company has not accrued all interest owed on notes payable because of the inability of the company to pay the amounts owed at this time.

Item 2 .

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors which have affected the Company's earning and financial position during the first three months of 1996. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996, and the results of operations and cash flows for the three months then ended.


LIQUIDITY AND CAPITAL RESOURCES

     The excess of current liabilities over current assets, as of March 31, 1996 is $475,959. The excess of current liabilities over current assets for the same period in 1995 was $519,033.

     While the current deficit of $1,983,293 is obviously material, it compares favorably to the deficit of $2,336,758 in effect as of June 30, 1985. The current deficit continues to be a detriment though not of the magnitude of previous periods. This is due in large part to a status quo situation with current vendors as well as with the major lending bank. Also, the Company continues to seek a capital infusion with a merger being a priority method.


RESULTS OF OPERATIONS

     Operating Revenue - Operating revenues for the first three months of 1996 reflects a decrease over the comparable period in 1995 of $127,270 or 75% for the first quarter of 1996.

     Operating Expenses - Expenses for the first three months of 1996 reflect a decrease of $72,131 or 44% from the comparable period in the prior year.


CAPITAL STOCK TRANSACTION

     During the first quarter of 1996 the Company issued 200,000 shares of common stock and in exchange received $69,000 of cash and reduced notes payable to shareholders by $155,640.

                    INTER-CONTINENTAL SERVICES CORPORATION





PART II - OTHER INFORMATION


                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Inter-Continental Services
Corporation



DATE:____________________
BY:  James F. Bell, President