Form 10-Q
period 1996-06-30
INTER CONTINENTAL SERVICES CORP
filed 1997-02-03
CIK 310585

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

For the quarter ended June 30, 1996

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

                    INTER-CONTINENTAL SERVICES CORPORATION



                                    INDEX


PART I - FINANCIAL INFORMATION                                 PAGE

     Item 1.
       Independent Accountant's Report                           1

       Balance Sheets June 30, 1996, December 31, 1995           2

       Condensed Statements of Income (Loss) -
         Three Months Ended June 30, 1996 and 1995,
         and Six Months Ended June, 1996 and 1995                3

       Statements of Accumulated Deficit-
         Six Months Ended June 30, 1996 and
         the Year Ended December 31, 1995                        4

       Statement of Cash Flows - Six Months Ended
         June 30, 1996 and 1995                                  5

       Notes to Financial Statements                            6-8

     Item 2.
       Management's Discussion and Analysis of
         Financial Condition and Results of Operations           9


Part II - OTHER INFORMATION

     Signatures                                                 10

                       INDEPENDENT ACCOUNTANT'S REPORT


Board of Directors
Inter-Continental Services Corp.



         We have compiled the accompanying balance sheet of Inter-Continental Services Corp. as of June 30, 1996 and December 31, 1995 and the related condensed statements of income, accumulated deficit and cash flows for the six months ended June 30, 1996 and 1995 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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







                                       Richter & Reda,
                                       Certified Public Accountants, P.A.


January 02, 1997

                    INTER-CONTINENTAL SERVICES CORPORATION

                                BALANCE SHEETS

                                 (Unaudited)


                                    ASSETS
                                              June 30,    December 31,
                                            ____1996____  ____1995____
CURRENT ASSETS:
  Cash                                       $   16,689     $  36,145
  Accounts receivable, less allowance
   for doubtful accounts of $2,275           _____9,610    ____25,045
     Total current assets                        26,299        61,190

PROPERTY, PLANT AND EQUIPMENT                _____7,385    _____9,385

                                             $   33,684    $   70,575
                                             ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                              $  249,459    $  527,599
  Accrued expenses                           ___189,090    ___190,716
     Total current liabilities                  438,549       718,315

LONG TERM DEBT                               ______-___    ______-___
     Total liabilities                       ___438,549    ___718,315

STOCKHOLDERS' EQUITY:
  Common Stock, no par, authorized 3,000,000
   shares, issued 1,960,462 shares            1,700,057     1,389,417
  Contributed capital in excess of par           63,400        63,400
  Accumulated deficit                        (2,006,584)   (1,938,819)
                                               (243,127)     (486,002)

  Less cost of 340,971 common shares held
   in treasury                               __(161,738)   __(161,738)
     Total stockholders' equity              __(404,865)   __(647,740)

                                             $   33,684    $   70,575
                                             ==========    ==========





See accountant's report and notes to financial statements.

                    INTER-CONTINENTAL SERVICES CORPORATION

                     Condensed Statements of Income (Loss)

                                  (Unaudited)

                               Three Months Ended        Six Months Ended
                                    June 30,                 June 30,
                                1996        1995         1996        1995
Operating Revenue           $   52,745  $  121,470   $   95,930  $  291,612

Operating Expenses          ____76,099  ___124,169   ___166,204  ___288,905

  Income (Loss) from
   Operations                  (23,354)     (2,699)     (70,274)      2,707

Other Deductions:
  Interest Income                   62          77          268         93
  Miscellaneous Income             -0-         -0-        2,489        297
  Interest Expense          _______-0-  ____(3,081)  ______(248) ____(6,616)

     NET INCOME (LOSS)      $  (23,292) $   (5,703)  $  (67,765) $   (3,519)
                            ==========  ==========   ==========  ==========


Income (Loss) Per Share of Common Stock:

  Net Income (Loss)         $   (0.01) $     NIL    $   (0.04)   $    NIL
                            ==========  ==========  ==========   ==========

Average Shares Outstanding   1,758,685   1,339,491    1,672,604   1,339,491
                            ==========  ==========   ==========  ==========


















See accountant's report and notes to financial statements.

                    INTER-CONTINENTAL SERVICES CORPORATION

                       Statements of Accumulated Deficit

        Six Months Ended June 30, 1996 and Year Ended December 31, 1995

                                  (Unaudited)



Balance at December 31, 1994                          $(1,775,074)

Net income (loss)                                     ___(163,745)

Balance at December 31, 1995                           (1,938,819)

Net income (loss)                                     ____(67,765)

Balance at June 30, 1996                              $(2,006,584)
                                                      ===========































See accountant's report and notes to financial statements.

                    INTER-CONTINENTAL SERVICES CORPORATION

                           Statements of Cash Flows

                    Six Months Ended June 30, 1996 and 1995
                                  (Unaudited)
                                                     1996           1995
Cash flows from operating activities:
  Net income (loss)                               $_(67,765)     $_(3,519)
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                     1,999         1,817
    Changes in operating assets and liabilities:
      Decrease in receivables                        15,630        55,054
      Increase in allowance-doubtful accounts          (195)         -
      Decrease in other current liabilities            (457)         -
      Increase in accrued expenses                ____2,579      ___2,252
  Total adjustments                               ___19,556      __59,123
Net cash provided by (used in) operating
 activities                                       __(48,209)     __55,604

Cash flows from investing activities:
  Capital expenditures                            _________      __(8,844)
  Net cash used in investing activities           _________      __(8,844)

Cash flows from financing activities:
  Increase (decrease) of notes payable             (278,140)        4,600
  Increase (decrease) of accrued interest            (3,747)         -
  Increase of deposits                                 -           12,000
  Common Stock                                    __310,640      ____-___
Net cash provided by financing activities         ___28,753      __16,600

Net increase (decrease) in cash and cash
 equivalents                                        (19,456)       63,360

Cash and cash equivalents at beginning of year    ___36,145      __35,286

Cash and cash equivalents at end of period        $  16,689      $ 98,646
                                                  =========      ========


Supplemental disclosures of cash flow information:

Cash paid during the quarter for interest         $     -0-      $  6,615
Cash paid during the quarter for income taxes     $     105      $   -









See accountant's report and notes to financial statements.







                    INTER-CONTINENTAL SERVICES CORPORATION

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


Note 2.  Continued Existence of the Company

     For the six months ended June 30, 1996 the Company reported a loss of $67,765 as compared to a loss for the six months ended
June 30, 1995 of $3,519. As a result, as of June 30, 1996, the
Company had an accumulated deficit of $2,006,584.

     The ability of the Company to meet its obligations and continue in existence is dependent on its ability to (1) maintain profitable operations, or (2) obtain additional sources of financing or capital and (3) the willingness of creditors to continue to accept modified payment schedules.


Note 3.  Property, Plant and Equipment

     Property, plant and equipment are summarized as follows:

                                              June 30,    December 31,
                                            ____1996_____  ____1995____
     Furniture and fixtures                   $23,213        $23,213
     Less:  accumulated depreciation          _15,827        _13,827
       Total                                  $ 7,386        $ 9,386
                                              =======        =======

Note 4.  Notes Payable

     A summary of notes payable is as follows:

                                              June 30,    December 31,
                                            ____1996_____  ____1995____
Promissory notes payable to stockholders,
 interest at prime plus 2%, payable
 quarterly                                     $114,759     $232,883

Promissory notes payable to stockholders,
 interest at prime plus 2%, payable
 quarterly, renewable quarterly                 109,700      249,700

Promissory note, payable to bank, interest
 at prime plus 2%, backed by the personal
 guarantee of two shareholders                   25,000       25,000

Promissory note, payable to bank, interest
 at prime plus 2%,                             _____-0-     __20,016
                                               $249,459     $527,599
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
              2010                             _162,000
                                               $795,000
                                               ========

Note 6. Commitments and Contingencies

     The Company had various operating leases covering office facilities, real property and personal property. Rent expense under operating leases was $54,921 for 1995. Rent expense for the six months ended June 30, 1996 was $25,201.

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

Item 2 .

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors which have affected the Company's earning and financial position during the first six months of 1996. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996, and the results of operations and cash flows for the three months then ended.


LIQUIDITY AND CAPITAL RESOURCES

     The excess of current liabilities over current assets, as of June 30, 1996 is $412,250. The excess of current liabilities over current assets for the same period in 1995 was $529,580.

     While the current deficit of $2,006,584 is obviously material, it compares favorably to the deficit of $2,336,758 in effect as of June 30, 1985. The current deficit continues to be a detriment though not of the magnitude of previous periods. This is due in large part to a status quo situation with current vendors as well as with the major lending bank. Also, the Company continues to seek a capital infusion with a merger being a priority method.


RESULTS OF OPERATIONS

     Operating Revenue - Operating revenues for the first six months of 1996 reflects a decrease over the comparable period in 1995 of $195,682 or 67%.

     Operating Expenses - Expenses for the first six months of 1996 reflect a decrease of $122,701 or 42% from the comparable period in the prior year.


CAPITAL STOCK TRANSACTIONS

     During the first quarter of 1996 the Company issued 200,000 shares of common stock and in exchange received $69,000 of cash and reduced notes payable to shareholders by $155,640.

     During the second quarter of 1996 the Company issued 166,666 shares of common stock and in exchange reduced notes payable to shareholders by $121,000.

                    INTER-CONTINENTAL SERVICES CORPORATION





PART II - OTHER INFORMATION


                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Inter-Continental Services
Corporation



DATE:____________________
BY:  Robert N. Meyer, President