Form 10-Q
period 1996-09-30
INTER CONTINENTAL SERVICES CORP
filed 1997-02-11
CIK 310585

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                    _______________________________________

               Quarterly Report Under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                    _______________________________________

For the quarter ended September 30, 1996

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

                    INTER-CONTINENTAL SERVICES CORPORATION



                                    INDEX


PART I - FINANCIAL INFORMATION                                 PAGE

     Item 1.
       Independent Accountant's Report                           1

       Balance Sheets September 30, 1996, December 31, 1995      2

       Condensed Statements of Income (Loss) -
         Three Months Ended September 30, 1996 and 1995,
         and Nine Months Ended June, 1996 and 1995               3

       Statements of Accumulated Deficit-
         Nine Months Ended September 30, 1996 and
         the Year Ended December 31, 1995                        4

       Statement of Cash Flows - Nine Months Ended
         September 30, 1996 and 1995                             5

       Notes to Financial Statements                            6-8

     Item 2.
       Management's Discussion and Analysis of
         Financial Condition and Results of Operations           9


Part II - OTHER INFORMATION

     Signatures                                                 10

                       INDEPENDENT ACCOUNTANT'S REPORT




Board of Directors
Inter-Continental Services Corp.



         We have compiled the accompanying balance sheet of Inter-Continental Services Corp. as of September 30, 1996 and December 31, 1995 and the related condensed statements of income, accumulated deficit and cash flows for the nine months ended September 30, 1996 and 1995 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

         A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

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







                                       Richter & Reda,
                                       Certified Public Accountants, P.A.


February 07, 1997

                    INTER-CONTINENTAL SERVICES CORPORATION

                                BALANCE SHEETS

                                 (Unaudited)


                                    ASSETS
                                           September, 30  December 31,
                                           _____1996____  ____1995____
CURRENT ASSETS:
  Cash                                       $   15,087     $  36,145
  Accounts receivable, less allowance
   for doubtful accounts of $2,275           ____23,495    ____25,045
     Total current assets                        38,582        61,190

PROPERTY, PLANT AND EQUIPMENT                _____6,386    _____9,385

                                             $   44,968    $   70,575
                                             ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                              $  181,700    $  527,599
  Accrued expenses                           ___185,976    ___190,716
     Total current liabilities                  367,676       718,315

LONG TERM DEBT                               ______-___    ______-___
     Total liabilities                       ___367,676    ___718,315

STOCKHOLDERS' EQUITY:
  Common Stock, no par, authorized 3,000,000
   shares, issued 1,896,572 shares            1,787,816     1,389,417
  Contributed capital in excess of par           63,400        63,400
  Accumulated deficit                        (2,012,187)   (1,938,819)
                                             ----------    ----------
                                               (160,971)     (486,002)

  Less cost of 340,971 common shares held
   in treasury                               __(161,737)   __(161,738)
     Total stockholders' equity              __(322,708)   __(647,740)

                                             $   44,968    $   70,575
                                             ==========    ==========





See accountant's report and notes to financial statements.

                    INTER-CONTINENTAL SERVICES CORPORATION

                     Condensed Statements of Income (Loss)

                                  (Unaudited)

                               Three Months Ended        Nine Months Ended
                                 September, 30             September, 30
                                1996        1995         1996        1995
Operating Revenue           $   43,240  $   44,868   $  139,170  $  336,480

Operating Expenses          ____47,854  ____84,481   ___214,059  ___373,386

  Income (Loss) from
   Operations                   (4,614)    (39,613)     (74,889)    (36,906)

Other Deductions:
  Interest Income                   12         258          280        351
  Miscellaneous Income             -0-         383        2,033        680
  Relief of Indebtedness           -0-         -0-          456        -0-
  Interest Expense          ____(1,000) ____(2,322)  ____(1,248) ____(8,937)

     NET INCOME (LOSS)      $   (5,602) $  (41,294)  $  (73,368) $  (44,812)
                            ==========  ==========   ==========  ==========


Income (Loss) Per Share of Common Stock:

  Net Income (Loss)         $   (0.00) $    (0.03)   $   (0.04)  $   (0.03)
                            ==========  ==========   ==========  ==========

Average Shares Outstanding   1,824,087   1,339,491    1,723,466   1,339,491
                            ==========  ==========   ==========  ==========


















See accountant's report and notes to financial statements.

                    INTER-CONTINENTAL SERVICES CORPORATION

                       Statements of Accumulated Deficit

     Nine Months Ended September 30, 1996 and Year Ended December 31, 1995

                                  (Unaudited)



Balance at December 31, 1994                          $(1,775,074)

Net income (loss)                                     ___(163,745)

Balance at December 31, 1995                           (1,938,819)

Net income (loss)                                     ____(73,368)

Balance at September 30, 1996                         $(2,012,187)
                                                      ===========































See accountant's report and notes to financial statements.

                    INTER-CONTINENTAL SERVICES CORPORATION

                           Statements of Cash Flows

                 Nine Months Ended September 30, 1996 and 1995
                                  (Unaudited)
                                                     1996           1995
Cash flows from operating activities:
  Net income (loss)                               $_(73,368)     $(44,812)
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                     2,999         2,923
    Changes in operating assets and liabilities:
      Decrease in receivables                         1,550        63,449
      Decrease in accrued expenses                ___(4,739)     _____909
  Total adjustments                               _____(190)     __67,281
Net cash provided by (used in) operating
 activities                                       __(73,558)     __22,469

Cash flows from investing activities:
  Capital expenditures                            _________      __(8,844)
  Net cash used in investing activities           _________      __(8,844)

Cash flows from financing activities:
  Increase (decrease) of notes payable             (345,899)      (15,700)
  Sale of Treasury Stock                               -           40,000
  Common Stock                                    __398,399      ____-___
  Net cash provided by financing activities       ___52,500      __24,300

Net increase (decrease) in cash and cash
 equivalents                                        (21,058)       37,925

Cash and cash equivalents at beginning of year    ___36,145      __35,286

Cash and cash equivalents at end of period        $  15,087      $ 73,211
                                                  =========      ========


Supplemental disclosures of cash flow information:

Cash paid year to date for interest               $   1,248      $  8,938
Cash paid year to date for income taxes           $    -         $   -








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


Note 2.  Continued Existence of the Company

     For the nine months ended September 30, 1996 the Company reported a loss of $73,368 as compared to a loss for the nine months ended
September 30, 1995 of $44,812. As a result, as of September 30, 1996, the Company had an accumulated deficit of $2,012,187.

     The ability of the Company to meet its obligations and continue in existence is dependent on its ability to (1) maintain profitable operations, or (2) obtain additional sources of financing or capital and (3) the willingness of creditors to continue to accept modified payment schedules.


Note 3.  Property, Plant and Equipment

     Property, plant and equipment are summarized as follows:

                                            September, 30  December 31,
                                            ____1996_____  ____1995____
     Furniture and fixtures                   $23,213        $23,213
     Less:  accumulated depreciation          _16,827        _13,827
       Total                                  $ 6,386        $ 9,386
                                              =======        =======

Note 4.  Notes Payable

     A summary of notes payable is as follows:

                                            September, 30  December 31,
                                            ____1996_____  ____1995____
Promissory notes payable to stockholders,
 interest at prime plus 2%, payable
 quarterly                                    $ 47,000      $232,883

Promissory notes payable to stockholders,
 interest at prime plus 2%, payable
 quarterly, renewable quarterly                109,700       249,700

Promissory note, payable to bank, interest
 at prime plus 2%, backed by the personal
 guarantee of two shareholders                  25,000        25,000

Promissory note, payable to bank, interest
 at prime plus 2%,                            _____-0-      __20,016
                                              $181,700      $527,599
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
              2010                             _162,000
                                               $795,000
                                               ========

Note 6. Commitments and Contingencies

     The Company had various operating leases covering office facilities, real property and personal property. Rent expense under operating leases was $54,921 for 1995. Rent expense for the nine months ended September 30, 1996 was $33,961.

     The Company is obligated under operating leases for two office facilities with monthly payments of approximately $3,900.
The Mission, Kansas facility continues to lease on a month to month basis. The Company has a three year lease, which commenced in September, 1994, on a building in Phoenix, Arizona.

Note 7. Interest on Notes Payable

 The company has not accrued all interest owed on notes payable because of the inability of the company to pay the amounts owed at this time.

Item 2 .

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors which have affected the Company's earning and financial position during the first nine months of 1996. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996, and the results of operations and cash flows for the three months then ended.


LIQUIDITY AND CAPITAL RESOURCES

     The excess of current liabilities over current assets, as of September 30, 1996 is $329,094. The excess of current liabilities over current assets for the same period in 1995 was $519,766.

     While the current deficit of $2,012,187 is obviously material, it compares favorably to the deficit of $2,336,758 in effect as of June 30, 1985. The current deficit continues to be a detriment though not of the magnitude of previous periods. This is due in large part to common stock and debt re-structurings that have transpired in 1996. Also, the Company continues to seek a capital infusion with a merger being a priority method.


RESULTS OF OPERATIONS

     Operating Revenue - Operating revenues for the first nine months of 1996 reflects a decrease over the comparable period in 1995 of $197,310 or 59%.

     Operating Expenses - Expenses for the first nine months of 1996 reflect a decrease of $159,327 or 43% from the comparable period in the prior year.


CAPITAL STOCK TRANSACTIONS

     During the first quarter of 1996 the Company issued 200,000 shares of common stock and in exchange received $69,000 of cash and reduced notes payable to shareholders by $155,640.

     During the second quarter of 1996 the Company issued 166,666 shares of common stock and in exchange reduced notes payable to shareholders by $86,000.

     During the third quarter of 1996 the Company issued 60,415 shares of common stock and in exchange reduced notes payable to shareholders by $37,759. Also during the third quarter the Company received $50,000 of cash and issued 50,000 shares of common stock.

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