Form 10-K
period 1996-12-31
INTER CONTINENTAL SERVICES CORP
filed 1997-05-21
CIK 310585

                                  FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                    _______________________________________

                 Annual Report Under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                    _______________________________________

For the fiscal year ended December 31, 1996

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

Aggregate market value of voting stock of registrant held by persons other than officers, directors, and greater than 5% shareholders as of the close of business on December 31, 1996 was $862,935 based on a "Bid" of $0.875. Number of shares of Common Stock outstanding at December 31, 1996: 1,896,572.

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

The Company operates a credit card recovery and cardholder contact service, as All State Credit in Kansas City, MO, Costa Mesa, CA and Phoenix, AZ. In order to eliminate duplicate costs and realize certain economies of scale, the Kansas City credit card operations merged with the Phoenix operation. The Kansas City facility is scheduled for total elimination in fiscal 1997.

Initially, the services were for better control of oil credit charge cards. In the late 1960's, with the introduction of bank cards and expanded appeal of travel cards, All State's card recovery services were modified and adapted to the more demanding requirements of the multi-purpose cards.

While technology has greatly decreased the need for card recovery, All State has developed related services which focus on effecting issuer/customer contact and developing pertinent facts and information relative to more effective and less costly collection. All State's reputation, current services, and adaptation to the contemporary challenges in the credit industry should allow it to remain firm in service support to the ever-changing and more demanding challenges of the portfolios of fewer but larger credit grantors.

Substantially all of the revenues are concentrated with a few customers in the credit card industry. During 1996, the Company obtained 93% of operating revenue from two customers. In 1995, two customers provided 87% of operating revenues. Two customers provided 80% of revenues in 1994. Although the Company is directly affected by the well-being of its major customers, management is uncertain as to the possiblity of significant loss of customers at December 31, 1996.

As of December 31, 1996 the Company had 6 employees.




Item 2. Properties

The Company occupies 2,800 square feet in a two story building in Phoenix, Arizona on a three year lease which commenced in September, 1994. The Company also occupies 400 square feet in Costa Mesa, California and approximately
1,000 square feet in Mission, Kansas on month to month leases.


Item 3. Legal Proceedings

The Company is not currently involved in any material legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders.

None



                                   PART II

Item 5. Market for Registrant's Common Equity and Related Stockholders Matters

Prior to the third quarter of 1995 there was no established public trading market for the Company's stock. Since then the principal trading has been in the NASDAQ over the counter market. Listed below are the average bid and ask quotations; which should be considered in the absence of an active public trading market. There is no representation of actual transactions for 1994 and quarters one and two of 1995.

                        1996                1995                  1994
Quarter            Bid        Ask      Bid        Ask        Bid        Ask
1st                1/4        5/8      1/4        1/2        1/4        1/2
2nd                1/4        3/4      1/4        1/2        1/4        1/2
3rd                1/4        3/4      3/8       1 1/8       1/4        1/2
4th                1/2       1 3/8     1/8        7/8        1/4        1/2

The approximate number of shareholders of record for the Company's stock at December 31, 1996 was 511.

There were no dividends paid in 1996, 1995 or 1994.




Item 6. Selected Financial Data

                      1996       1995       1994       1993       1992
                                                       Note 1     Note 1
Operating revenues  $199,480   $379,715   $427,345   $555,788   $372,192

Income (loss)
from continuing       60,681   (163,745)  ($87,599)  $146,479   ($53,669)
operations

Income (loss) from
continuing opera-
tions per share:
  Primary            $0.04     ($0.11)    ($0.07)    $0.11      ($0.04)
  Fully Diluted      $0.04     ($0.11)    ($0.07)    $0.08      ($0.04)

At year end:
  Total assets       $ 52,705  $ 70,575   $127,177   $110,861    $ 82,571

Note 1 - Amounts have been restated due to an audit performed where as previously submitted items were unaudited.


Item 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.

RESULTS OF OPERATIONS

1996 vs. 1995

Operating revenue in 1996 decreased 47% to $199,480 from $379,715 in 1995.
Most of this decline was a result of management's decision to phase out services which were no longer profitable.

Operating expenses in 1996 were $312,765. This was a reduction of $160,928, or 34%, from $473,693 in 1995. There were fewer costs because of declining revenue and loss of work force.

As a result, the loss from operations was $101,999. This was 38% less than the $163,745 in 1995. The Company had an extraordinary gain of $162,680 resulting from the waiving of accrued interest on shareholder notes payable.



1995 vs. 1994

Revenues decreased 11% in 1995 to $379,718 over the $427,345 in 1994, as a result of the Company's customers replacing outside services with their own staff. The Company also stopped doing higher cost lower revenue business with smaller customers.

Operating expenses increased 5% to $473,693 over the $452,575 in 1994 largely because of costs associated with the listing of stock on the market and the attempt to seek an infusion of capital. There were additional computer software costs and costs with outsourcing of services.

The Company had a loss from operations of $163,745 in 1995 compared to $87,599 in 1994 because of the lower revenues and increased costs.


LIQUIDITY AND FINANCIAL RESOURCES

The Company ended 1996 with anticipation for better operating results in the future. Liquidity is needed as liabilities exceed assets.

Notes payable are lower in 1996 than 1995 because of note payments and notes were canceled with an infusion of new investment funds. Management believes that with some of the steps taken in 1996 future profitability would allow the Company to expand its business base.

Management continues to actively seek a corporate merger or a source of infusion of capital to allow the Company to expand and adequately market its services. As of December 31, 1996, two major shareholders had reached agreement with Mr. Robert Meyer and the Meyer Group Limited to purchase all their shares and notes of the Company. It is expected that this transaction will be completed during the first half of 1997. There are no commitments for capital expenditures.

INFLATION

The impact of inflation is not material to the operations of the Company.

Item 8.  Financial Statements

Index to Financial Statements
                                                        Page
        Independent Auditor's Report                      6
        Balance sheet - December 31, 1996 and 1995        7
        Statements of Operations - Years Ended
          December 31, 1996, 1995 and 1994                8
        Statements of Shareholders' Deficit - Years
         Ended December 31, 1996, 1995 and 1994           9
        Statements of Cash Flows - Years Ended
         December 31, 1996, 1995 and 1994                10
        Notes to Financial Statements                   11-14

                       Independent Auditor's Report


Board of Directors
Inter-Continental Services Corporation


We have audited the balance sheet of Inter-Continental Services Corporation as of December 31, 1996 and 1995, and the related statements of operations, shareholders' deficit, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Inter-Continental Services Corporation at December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period of December 31, 1996, in conformity with generally accepted accounting principles.

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


April 19, 1997

Inter-Continental Services Corporation
Balance Sheet
                                                   December 31,
                                             ____1996____  ____1995____
Assets
Current Assets:
  Cash                                        $    3,210     $  36,145
  Accounts receivable net of $2,300 allowance     44,010        25,045
                                              ----------    ----------
     Total current assets                         47,220        61,190

Fixed assets: (note 1)
  Furniture and equipment                         23,212        23,212
  Accumulated depreciation                       (17,727)      (13,827)
                                              ----------    ----------
                                                   5,485         9,385
                                              ----------    ----------
                                              $   52,705    $   70,575
                                              ==========    ==========

Liabilities and Shareholders' Deficit
Current Liabilities:
  Accounts payable                            $   37,000    $     --
  Deposit for unissued stock (note 11)            25,250          --
  Notes payable to shareholders (note 3)            --          71,500
  Notes payable to bank (note 4)                  25,000        25,000
  Convertible notes payable (note 5)             109,700       354,099
  Accrued interest on shareholders' notes (note 7)  --         181,641
  Accrued interest on other notes (note 7)          --           4,500
  Due to Shareholders' (note 6)                   42,000        77,000
  Accrued liabilities                              2,414         4,575
                                              ----------    ----------
    Total current liabilities                    241,364       718,315
                                              ----------    ----------

Shareholders' deficit:
  Common Stock, no par, authorized 3,000,000
   shares, issued 2,237,543 in 1996 and
   1,760,462 shares in 1995                    1,787,817     1,389,417
  Contributed capital                             63,400        63,400
  Accumulated deficit                         (1,878,138)   (1,938,819)
                                              ----------    ----------
                                                 (26,921)     (486,002)
  Less treasury stock at cost, 340,971 shares   (161,738)     (161,738)
                                              ----------    ----------
     Total shareholders' equity                 (188,659)     (647,740)
                                              ----------    ----------

                                              $   52,705    $   70,575
                                              ==========    ==========

See notes to financial statements.

Inter-Continental Services Corporation
Statements of Operations

                                     _______Year_Ended_December_31,______
                                     ___1996___   ___1995___   ___1994___
Operating revenues                   $  199,480   $  379,715   $  427,345

Operating expenses                      312,765      473,693      452,575
                                     ----------   ----------   ----------
Income (Loss) from operations          (113,285)     (93,978)     (25,230)

Other income (expense):
  Interest expense                       (1,248)     (71,299)     (63,128)
  Miscellaneous income                    2,364        1,532          759
                                     ----------   ----------   ----------
                                          1,116      (69,767)     (62,369)
                                     ----------   ----------   ----------
Income (loss) before tax and
  extraordinary item                   (112,169)    (163,745)     (87,599)
Income tax benefit (note 8)             (10,170)        --           --
                                     ----------   ----------   ----------
Income (loss) before
 extraordinary item                    (101,999)    (163,745)     (87,599)

Extraordinary item - gain on
  extinguishment of accrued interest on
  shareholder & convertible notes, net
  of tax effect of $10,170 (note 7)     162,680         --           --
                                     ----------   ----------   ----------
Net income (loss)                    $   60,681   $ (163,745)  $  (87,599)
                                     ==========   ==========   ==========

Per share of common stock (note 12):
Primary:

Loss before extraordinary item       $    (0.06)  $   (0.11)   $    (0.07)
Extraordinary item                         0.10          --           --
                                     ----------   ----------   ----------
Net income (loss)                    $     0.04   $   (0.11)   $    (0.07)
                                     ==========   ==========   ==========
Fully diluted:

Loss before extraordinary item       $    (0.05)  $   (0.11)   $    (0.07)
Extraordinary item                         0.09          --           --
                                     ----------   ----------   ----------
Net income (loss)                    $     0.04   $   (0.11)   $    (0.07)
                                     ==========   ==========   ==========



See notes to financial statements.

                                        8.

Inter-Continental Services Corporation
Statements of Shareholders' Deficit

                                                                    Total
                     Common  Paid in  Accumulated   Treasury    Shareholders'
                  ___Stock__ Capital  __Deficit__   __Stock__   ___Deficit___
January 1, 1994   $1,389,417 $63,400  ($1,687,475)  ($186,738)    ($421,396)

Net loss                --      --        (87,599)       --         (87,599)
                  ---------- -------  -----------   ---------   -------------
December 31, 1994  1,389,417  63,400   (1,775,074)   (186,738)     (508,995)

Reissued treasury
 stock                  --      --           --        25,000        25,000

Net loss                --      --       (163,745)       --        (163,745)
                  ---------- -------  -----------   ---------   -------------
December 31, 1995  1,389,417  63,400   (1,938,819)   (161,738)     (647,740)

Issuance of common
 stock (note 11)     398,400    --           --          --         398,400

Net income              --      --         60,681        --          60,681
                 ----------- -------   ----------   ---------   ------------

December 31, 1996 $1,787,817 $63,400  $(1,878,138)  $(161,738)  $  (188,659)
                  ========== =======  ===========   =========   =============





















See notes to financial statements.

Inter-Continental Services Corporation
Statements of Cash Flows
                                       _______Year_Ended_December_31,______
                                       ___1996___   ___1995___   ___1994___
Operating activities:
  Net income (loss)                    $   60,681   $ (163,745)  $  (87,599)
  Adjustments to reconcile net income
    (loss) to net cash provided by (used in)
    operating activities-
      Depreciation                          3,900        4,003        2,114
      Reissued treasury stock                --         25,000         --
  Changes in assets and liabilities-
      Accounts receivable                 (18,965)      56,807      (43,241)
      Prepaid expenses                       --           --          5,121
      Other assets                           --          4,500        6,469
      Accrued interest                   (186,141)      63,060       55,354
      Due to Shareholders                 (35,000)      77,000         --
      Accrued liabilities                  (2,160)      (5,630)       3,661
      Deposit for unissued stock           25,250         --           --
      Accounts payable                     37,000         --           --
                                       ----------   ----------   ----------
Net cash provided by (used in)
 operating activities                    (115,435)      60,995      (58,121)
                                       ----------   ----------   ----------
Cash used in investing activities:
  Additions to fixed assets                  --         (7,849)      (3,567)
                                       ----------   ----------   ----------
Cash provided by (used in) financing
 activities:
  Issuance of common stock                119,000         --          --
  Payment on notes payable                (36,500)     (52,287)      44,900
                                       ----------   ----------   ----------
                                           82,500      (52,287)      44,900
                                       ----------   ----------   ----------
Increase (decrease) in cash               (32,935)         859      (16,788)

Cash at beginning of year                  36,145       35,286       52,074
                                       ----------   ----------   ----------
Cash at end of year                    $    3,210   $   36,145   $   35,286
                                       ==========   ==========   ==========
Supplemental cash flow information:
Interest paid                          $    1,200   $   10,700   $    5,300
Income taxes                                   --           --           --


See notes to financial statements.

                                       10.

Inter-Continental Services Corporation
Notes to Financial Statements
December 31, 1996


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations:
--------------------
The Company operates a credit card recovery and cardholder contact service business. Substantially all of the revenues and accounts receivable are concentrated with a few customers in the credit card industry. During 1996 the Company obtained approximately $185,000 in revenue from two customers. During 1995 the Company obtained approximately $330,000 in revenue from two customers. During 1994 the Company obtained approximately $341,000 in revenue from two customers. At December 31, 1996 approximately $44,000 of accounts receivable was from one customer. Although the Company is directly affected by the well-being of its major customers, management is uncertain as to the possibility of a significant loss of customers at December 31, 1996.
(See Note 2)

Use of Estimates:
-----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Actual results could differ from those estimates, but management does not believe such differences will materially affect the Company's financial position, results of operations or cash flows.

Cash Equivalents:
----------------
The Company's cash equivalents consist principally of cash and money market accounts with high quality financial insitutions. The investment policy limits the amount of credit exposure to any one financial institution.

Fixed assets:
------------
Fixed assets are depreciated on accelerated methods over the estimated useful lives (5-7 years) of the asset.

Reclassification:
----------------
Certain reclassifications have been made in the 1995 and 1994 financial statements to conform to the classifications in the current year.

Notes to financial statements (con't.)

NOTE 2 - CONTINUED EXISTENCE OF THE COMPANY
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further, at December 31, 1996, current liabilities exceed current assets by $194,149, and total liabilities exceed total assets by $188,659.

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


NOTE 3 - NOTES PAYABLE TO SHAREHOLDERS
Notes payable to shareholders were repaid in the year ending December 31, 1996. These were demand notes. The interest accrued on these notes was waived by the note holders. (See Note 7) A $106,000 note reported as a demand note in 1995 was reclassified as a convertible note in 1996 as documentation of the note being convertible was obtained.


NOTE 4 - NOTE PAYABLE TO BANK
Note payable to bank consists of a loan at prime plus 2%. The bank was taken over by the Federal Deposit Insurance Corporation and it is unknown who currently owns the note. No interest payments have been made since the third quarter of 1993. Interest is not being accrued by the Company. (See Note 7)


NOTE 5 - CONVERTIBLE NOTES PAYABLE
Convertible notes payable are demand notes. In the year ending December 31, 1996 $244,399 of the notes were canceled. (See Note 12) In conjunction with the cancellation, accrued interest on the ntoes was waived. Remaining notes of $109,700, including the $106,000 note discussed in Note 3, can convert into common stock at a rate of $.50 per share (219,400 shares).


NOTE 6 - DUE TO SHAREHOLDERS
During 1995, the Company obtained advances from shareholders. There are no repayment terms associated with the advance and no interest was accrued.


NOTE 7 - EXTRAORDINARY ITEM
In fiscal 1996 interest owed to shareholders on convertible notes and share-holders notes $(178,350) was waived in lieu of 10,000 shares of newly issued (valued at $10,000) stock. Also interest accrued on the note payable to bank ($4,500) was written off. The total $172,850, less tax effect of $10,170 was recorded as an extraordinary item.

Notes to financial statements (cont'd.)

NOTE 8 - INCOME TAXES
In fiscal 1996 the Company utilized approximately $61,000 of net operating loss carryforward resulting in a tax benefit of approximately $10,170.

The Company has net operating loss carryforwards for financial statement purposes of approximately $700,000 expiring in 1999 through 2010.

The potential deferred tax asset resulting from the loss carryforwards has been fully reserved with a valuation allowance equal to the benefit.

The deferred tax asset and valuation allowance are as follows:

        1994    $234,000
        1995    $270,000
        1996    $238,000

The reduction in 1996 resulted in the utilization of loss carryforwards. The difference between statutory tax rates (34%) and rates utilited is the surtax exemption.


NOTE 9 - RELATED PARTY TRANSACTIONS
The Company reimbursed affiliated companies and a shareholder (formerly an officer) for certain overhead items. Payments for the year ended December 31, 1996, 1995 and 1994 were approximately $35,000, $49,000 and $23,000, respectively. Included in accounts payable is $3,650 for advances from an affiliate.


NOTE 10 - RENTAL AGREEMENTS
The Company leases office space under operating leases expiring in 1997 and on a monthly basis. Minimum rental payments under non-cancelable operating leases having remaining terms in excess of one year at December 31, 1996 are 1997-$27,000. Rent payments for the years ended December 31, 1996, 1995 and 1994 were approximately $50,000, $54,000 and $50,500, respectively.


NOTE 11 - ISSUANCE OF COMMON STOCK
During fiscal 1996 a shareholder of the Company contributed $119,000 in cash, $35,000 in canceled note payable to shareholder and $206,640 in canceled convertible notes (convertible at $.50 per share or 413,280 shares) in exchange for 416,666 shares of newly issued common stock. There was no documentation of Board of Director minutes or shareholder minutes approving the transactions, or any other inducements made to the shareholder.

During the fourth quarter the Company collected $15,250 from investors for the issuance of 27,000 shares (prices from $.50 to $.75 per share). The shares were not issued at December 31, 1996. There was documentation of Board of Director minutes or shareholder minutes approving the transaction. The trans-action was recorded as a deposit for unissued stock as of December 31, 1996.

Notes to financial statements (cont'd.)


During the fourth quarter the Company, in conjunction with the waiving of accrued interest on shareholder notes and convertible notes, agreed to issue 10,000 shares of stock (priced determined to be $1 per share) (See Note 7). The stock was unissued at December 31, 1996. The transaction was recorded as a deposit for unissued stock at December 31, 1996.

The Company issued 30,000 treasury shares for services rendered in 1995 at a valuation of $.50 per share. The Company issued 50,000 treasury shares to an employee for services in 1995 valued at $.20 per share.


NOTE 12 - EARNINGS PER SHARE
Earnings per share amounts are computed based on the weighted average number of shares actually outstanding. The number of outstanding shares used in the computation are 1,658,032 in 1996; 1,419,491 in 1995 and 1,339,491 in 1994.
The number of outstanding shares used in fully diluted computations was 1,877,432 in 1996.


NOTE 13 - CONTINGENCIES
The Company has not filed appropriate documents with the Security and Exchange Commission disclosing Director resignation and a material event. The Company had one Board of Director meeting minutes and no shareholder meeting minutes. The Company has issued stock in exchange for cash and canceled notes without acquiring the notes and has issued a significant amount of new shares without a shareholder meeting. The effect of these transactions can not be determined nor are any loss contingencies recorded in the financial statements as of December 31, 1996.


NOTE 14 - SUBSEQUENT EVENT
On January 7, 1997 the Company announced a Carrier International Long Distance Service Agreement whereby the Company agreed to forward telecommunication services. The effect of this agreement could significantly impact the operations of the Company, however, at the current time it is not determin-able if or when the Company will begin realizing revenue.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

The Company's board of Directors does not have a standing audit committee.


Item 10.  Directors and Executive Officers of the Registrant

     (a) The Directors presently serving will hold office until the next annual meeting and until their successors are elected and have qualified. Directors serve one year terms.

     (b) Executive officers of the Company are not elected to a specific term of office.

Directors and Executive Officers

        Robert N. Meyer                 President, Chief Executive Officer
        Age:  34                        and Chairman of the Company
        Director since:  1996

        Thomas F. Fangrow               President, Sunrise Drilling, Inc.
        Age:  72                        Louisburg, Kansas
        Director since:  1958

        Carol M. Maltby                 Vice President and Secretary
        Age:  57

        Barry J. Weidenhammer           Vice President and Treasurer
        Age:  58

        (c)  Business Experience:

Mr. Meyer became president, chief executive officer and chairman of the Company on September 18, 1996. Prior to this position, Mr. Meyer served as President, Chief Executive Officer and Chairman of Meyer Group Limited and Access Medical Systems, Inc. in Costa Mesa, California where he resides.

Mr. Fangrow assisted in the development of Sunrise Drilling, Inc. during 1981 and subsequently became its owner and President. Prior to his involvement with Sunrise Drilling, Mr. Fangrow was Vice President of the Company for a period in excess of five years.

With twenty five years experience in general management, sales and marketing, Ms. Maltby served as a director and an executive officer for international and national companies. Most recently, Ms. Maltby served as vice president and secretary of Meyer Group Limited and Acess Medical Systems, Inc. She resides in Carlsbad, California.

Mr. Weidenhammer has thirty years experience in general management. Most recently, he served as general manager of Eaton Aerospace in Costa Mesa, California. Mr. Weidenhammer resides in Newport Beach, California.


Item 11.  Executive Compensation

No compensation was paid to any officer or director and there were not any director's fees. No employee was paid above $100,000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table shows the amount of common stock owned as of December 31, 1996 by each person known by the Company to own directly or beneficially more than five percent (5%) of the outstanding shares of the Company's stock.

                                        Amount and Nature of    Percent
Name and Address of Beneficial Owner    Beneficial Ownership    of Class
------------------------------------    --------------------    --------
Dr. David Ganch
27 W. 041 Walz Drive
Wheaton, Illinois  60187                      545,666            28.77%

James F. Bell
5700 Broadmoor, Suite 712
Mission, Kansas  66202    (1)                 174,674             9.21%

(1) Includes 70,674 shares held by Mr. Bell's wife.

The following table shows the amount of common stock owned as of December 31, 1996 as well as beneficial ownership of the Common Stock by the Company's Directors and by all Directors and Officers as a group.

                                        Amount and Nature of    Percent
Name and Address of Beneficial Owner    Beneficial Ownership    of Class
------------------------------------    --------------------    --------
Thomas Fangrow
1995 West 247th Street
Louisburg, Kansas  66053   (2)                 190,020           10.02%

(2) Includes 12,000 shares held by Mr. Fangrow's wife and 33,000 shares held by her as custodian for their child, beneficial ownership of which is disclaimed by Mr. Fangrow. Does not include 219,400 shares available from conversion of convertible note.


Item 13.  Certain Relationships and Related Transactions

As of December 31, 1996 the Company was indebted to the following:

Thomas Fangrow, President and Director          $109,700

The indebtedness is convertible notes with no stated interest. Unpaid interest has not been accrued.

The Company paid a management charge in 1996 of $25,300 to an affiliate in which James F. Bell was more than a 10% owner.

                                   PART IV

Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K

(a)(1)  The following financial statements are included in Part II Item 8:

                                                          Page
        Independent Auditor's Report                        6
        Balance sheet - December 31, 1996 and 1995          7
        Statements of Operations - Years Ended
          December 31, 1996, 1995 and 1994                  8
        Statements of Shareholders' Deficit - Years
         Ended December 31, 1996, 1995 and 1994             9
        Statements of Cash Flows - Years Ended
         December 31, 1996, 1995 and 1994                  10
        Notes to Financial Statements                    11-14

   (2) The following financial statement schedules should be read in conjunction with the financial statements referred to above.

                                                          Page
        Years Ended December 31, 1996, 1995, and 1994
        Schedule II - Amounts Receivable from Related
         Parties and Underwriters, Promoters and
         Employees other than Related Parties              18
        Schedule V - Property, Plant and Equipment         19
        Schedule VI - Accumulated Depreciation of
         Property, Plant and Equipment                     19
        Schedule VIII - Valuation and Qualifying Accounts  20
        Schedule IX - Short-term Borrowings                21
        Schedule X - Supplementary Income Statement        22
         Information

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

No reports on Form 8-K have been filed by the registrant during the last quarter of the period covered by this report.

Inter-Continental Services Corporation
Schedule II
Amounts Receivable from Related Parties and Underwriters, Promoters, and
 Employees Other than Related Parties
                  Balance at                                    Balance at
                  Beginning                      Written  ____End_of_Period___
                  of Period  Additions Collected   Off    Current  Not Current
                  ---------- --------- --------- -------- -------  -----------
Year Ended
December 31, 1996
Mr. R.L. Ernst        --        --        --        --       --         --
                    ======    ======    ======    ======   ======     ======

Year Ended
December 31, 1995
Mr. R.L. Ernst      $4,500      --      $4,500      --       --         --
                    ======    ======    ======    ======   ======     ======

Year Ended
December 31, 1994
Mr. R.L. Ernst      $4,000    $4,500    $4,000      --       --       $4,500
                    ======    ======    ======    ======   ======     ======

















Inter-Continental Services Corporation
Schedule V
Property, Plant and Equipment

                        Balance at                               Balance at
                        Beginning                               End of Period
                        of Period     Additions    Retirements     Period
                        ----------    ---------    -----------  -------------
Furniture and Equipment
Year Ended
December 31, 1996         $23,212         --            --         $23,212
                          =======       ======        ======       =======

Furniture and Equipment
Year Ended
December 31, 1995         $15,363       $7,849          --         $23,212
                          =======       ======        ======       =======

Furniture and Equipment
Year Ended
December 31, 1994         $11,796       $3,567          --         $15,363
                          =======       ======        ======       =======


Estimated lives are 5 to 7 years.
Depreciation is computed on an accelerated basis.


Schedule VI
Accumulated Depreciation of Property, Plant and Equipment

                        Balance at                               Balance at
                        Beginning                               End of Period
                        of Period     Additions    Retirements     Period
                        ----------    ---------    -----------  -------------
Furniture and Equipment
Year Ended
December 31, 1996         $13,827      $3,900           --         $17,727
                          =======      ======         ======       =======

Furniture and Equipment
Year Ended
December 31, 1995         $ 9,824       $4,003          --         $13,827
                          =======       ======        ======       =======

Furniture and Equipment
Year Ended
December 31, 1994         $ 7,710       $2,114          --         $ 9,824
                          =======       ======        ======       =======






Inter-Continental Services Corporation
Schedule VIII
Valuation and Qualifying Accounts
                  Balance at   ______Charged______               Balance at
                  Beginning     Cost &    Other       Other        End of
Description       of Period     Expense  Accounts    Changes       Period
-----------       ----------   --------- ---------   --------   -----------
Allowance for
Doubtful Accounts
Year Ended
December 31, 1996   $2,500         200      --          --       $2,300
                    ======      ======    ======      ======     ======
Allowance for
Doubtful Accounts
Year Ended
December 31, 1995   $2,500        --        --          --       $2,500
                    ======      ======    ======      ======     ======
Year Ended
December 31, 1994   $2,500        --        --          --       $2,500
                    ======      ======    ======      ======     ======



Inter-Continental Services Corporation
Schedule IX
Short-Term Borrowings
                             Weighted    Maximum     Average      Weighted
                   Balance    Average  Outstanding Outstanding     Average
                   at End    Interest    During      During     Interest Rate
Category          of Period    Rate      Period      Period     During Period
-----------       ---------  --------- ----------- -----------  -------------
Note Payable
to Bank
    1996           $25,000     12.00%   $25,000     $25,000         12.00%
                   =======     ======   =======     =======         ======

    1995           $25,000     12.00%   $25,000     $25,000         12.00%
                   =======     ======   =======     =======         ======

    1994           $25,000     12.00%   $25,000     $25,000         12.00%
                   =======     ======   =======     =======         ======

An interest rate of 12% was assumed.  The bank was assumed by the Federal
Deposit Insurance corporation in 1993, and the Company has not made any payments since the third quarter 1993 because they have not been contacted.
Prior to 1993 interest was at prime plus 2%.  No interest was charged in 1996.

Notes Payable
 to Shareholders
    1996               --      12.00%   $ 71,500    $ 49,625        12.00%
                   ========    ======   ========    ========        ======

    1995           $ 71,500    12.00%   $101,500    $ 86,500        12.00%
                   ========    ======   ========    ========        ======

    1994           $191,500    12.00%   $101,500    $ 76,500        12.00%
                   ========    ======   ========    ========        ======

An interest rate of 12% was assumed.
Notes are demand notes.
The average outstanding during the year represents the average quarterly balances.

Convertible Notes
 Payable to
 Shareholders
    1996           $109,700    12.00%   $248,099    $179,400        12.00%
                   ========    ======   ========    ========        ======

    1995           $354,099    12.00%   $376,386    $365,243        12.00%
                   ========    ======   ========    ========        ======

    1994           $376,386    12.00%   $381,486    $378,936        12.00%
                   ========    ======   ========    ========        ======

An interest rate of 12% was assumed.
Notes are demand notes convertible into common stock at rates of $.50 and $.625 per share.

                                    21.

Inter-Continental Services Corporation
Schedule X
Supplementary Income Statement Information
                                   _______Year_Ended_December_31,______
                                   ___1996___   ___1995___   ___1994___
Maintenance and Repairs               --           $326        $5,204




























                                       22.

                    INTER-CONTINENTAL SERVICES CORPORATION



                                  SIGNATURES


     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Inter-Continental Services Corporation



DATE: March 31, 1997___
BY:  Robert N. Meyer, President




DATE: March 31, 1997___
BY:  Thomas F. Fangrow, Director