Form 10-Q
period 1997-03-31
INTER CONTINENTAL SERVICES CORP
filed 1997-08-18
CIK 310585

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  --------------------------------------------

               Quarterly Report Under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                  --------------------------------------------

For the quarter ended March 31, 1997

Commission File Number 0-4519

                     INTER-CONTINENTAL SERVICES CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Missouri                                        44-0628974
-------------------------------                ---------------------------------
(State or other jurisdiction of                    (I.R.S. Employer I.D. No.)
incorporation or organization)

5700 Broadmoor, Suite 712            Mission, Kansas             66202
                         -------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code      (913) 262-1604
                                                   -----------------------------

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
                                           Yes  X             No
                                              -----             -----

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the close of the latest practical date.

         Class                               Outstanding at December 31, 1996
--------------------------
Common Stock, No par Value                               1,891,572

                     INTER-CONTINENTAL SERVICES CORPORATION


                                      INDEX

                                                                           PAGE
PART  I - FINANCIAL INFORMATION

     Item  1

          Balance Sheets - March 31, 1997 and December 31, 1996              1

          Condensed Statements of Income (Loss) -
               Three Months Ended March 31, 1997 and
               Twelve Months Ended December 31, 1997                         2

          Statement of Cash Flows -
               Three Months Ended March 31, 1997                             3

          Notes to Financial Statements                                      4

     Item  2
          Management's Discussion and Analysis of Financial
          Condition and Results of Operation                                 7


PART  II - OTHER INFORMATION

     Signatures                                                              8

                     INTER-CONTINENTAL SERVICES CORPORATION

                                 BALANCE SHEETS

                                   (Unaudited)

                                     ASSETS
                                               March 31, 1997  December 31, 1996

CURRENT ASSETS:

   Cash                                         $      1,282      $     3,210
   Accounts Receivable, less allowance
     for doubtful accounts of $2,300                  40,648           44,010
   Prepaid Expenses                                   10,400                0
                                                ------------      -----------
        Total current assets                    $     52,330      $    47,220

PROPERTY, PLANT AND EQUIPMENT (Note 3)          $      4,486      $     5,485

OTHER ASSETS (Note 4)                           $     22,700      $         0
                                                ------------      -----------

                                                $     79,516      $    52,705


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable                             $     11,820      $    37,000
   Customer Deposits                                       0                0
   Deposits for Unissued Stock (Note 5)               29,625           25,250
   Accrued Expenses (Note 6)                         140,400            2,414
   Notes Payable (Note 7)                            322,950          176,700
                                                ------------      -----------
        Total current liabilities               $    504,795      $   241,364

STOCKHOLDERS' EQUITY:
   Common Stock, no par, authorized 3,000,000   $  1,787,817      $ 1,787,817
     Shares, issued 1,896,572 shares
   Less cost of 340,971 common shares held          (161,738)        (161,738)
     In treasury
   Contributed capital in excess of par               63,400           63,400
   Accumulated deficit (Note 8)                   (2,114,757)      (1,878,138)
                                                ------------      -----------
        Total stockholders equity               $   (425,278)     $  (188,659)

                                                $     79,516      $    52,705

See notes to financial statements.

                     INTER-CONTINENTAL SERVICES CORPORATION

                      Condensed Statements of Income (Loss)

                                   (Unaudited)

                                                Three Months      Twelve Months
                                                   Ended             Ended
                                               March 31, 1997  December 31, 1996


Operating Revenue                               $     62,630      $   199,480

Cost of Goods Sold                                     7,950                0

Operating Expenses                                   291,300          312,765
                                                ------------      -----------

   Income (Loss) from Operations                $   (236,620)     $  (113,285)


Other Deductions:
   Interest Expense                             $          0      $    (1,248)
   Miscellaneous Income                                    0            2,364
   Relief of Indebtedness                                  0          172,850
   Extraordinary Gain on Extinguishment
        of Accrued Interest

        NET INCOME (Loss)                       $   (236,620)     $    60,681


Income (Loss) Per Share of Common Stock:

   Net Income (Loss)                                   (0.12)            0.04


Average Shares Outstanding                         1,896,572        1,896,572


See notes to financial statements.

                     INTER-CONTINENTAL SERVICES CORPORATION

                            Statements of Cash Flows

                        Three Months Ended March 31, 1997
                                   (Unaudited)

Cash Flows From Operating Activities:
   Net Income (loss)                                             $  (236,620)

   Adjustments to Reconcile Net Income to
        Net Cash Provided by Operating Activities:
           Depreciation and amortization                                 999
   Changes in operating assets and liabilities:
           Decreases in Receivables                                    3,362
           Increases in Prepaid Expenses                             (10,400)
           Decreases in Accounts Payable                             (25,180)
           Increases in Deposits for Unissued Stock                    4,375
           Increases in Accrued Expenses                             137,986
                                                                 -----------
                Total Adjustments                                $   111,139

   Net Cash Provided by (used in) Operating Activities           $  (125,481)

Cash Flows from Investing Activities:
      Net Cash Issued in Investing Activities:                   $   (22,700)

Cash Flows from Financing Activities:
      Increase (decrease) of Notes Payable                       $   146,250
   Net cash provided by financing activities:

Cash and Cash Equivalents at Beginning of Year                   $     3,210

Cash and Cash Equivalent at the End of Period                    $     1,282


Supplemental disclosures of cash flow information:

Cash Paid Year to Date for Interest                                        0
Cash Paid Year to Date for Income Taxes                                    0



See notes to financial statements.

                     INTER-CONTINENTAL SERVICES CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note  1        Summary of Significant Accounting Policies

     Business Enterprise - The Company engages primarily in the service of credit card recovery and cardholder contact.

     Property, Plant, and Equipment - Property, Plant, and Equipment are stated at cost less accumulated depreciation. They are depreciated using accelerated methods over the estimated useful lives of the assets which range from five to twenty-five years. Additions, major renewals, and betterments are capitalized. Maintenance and repair are charged to expense as occurred.

     Cash Flows - For the purposes of the statement of cash flows, the Company considers all investments with a maturity date of three months or less to be cash equivalents.

     Income Taxes - Investment tax credits are accounted for using the "flow-through" method.

     Income (Loss) Per Common Share - Income (loss) per common share is based on the weighted average number of shares outstanding.

     Concentrations of Credit Risk - Financial instruments that potentially expose the Company to concentrations of credit risk, consist primarily of accounts receivable. To limit this risk, the Company has established an allowance for doubtful accounts based upon factors surrounding the credit risk of clients, historical trends, and other information.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported. Actual results could differ from the estimates, but management does not believe such differences will materially effect the Company's financial position or cash flows.


Note  2        Continued Existence of the Company

     For the three months ended June 30, 1997, the Company reported a loss of $236,620. As a result of this loss, the Company has an accumulated deficit of $2,114,757 on March 31, 1997

     The ability of the Company to meet its obligations and continue in existence is dependent on its ability to (1) maintain profitable operations, or (2) obtain additional sources of financing or capital and
     (3) the willingness of creditors to continue to accept modified payment schedules.

Note  3        Property, Plant, and Equipment

     Property, plant, and equipment are summarized as follows:

                                      March 31, 1997          December 31, 1997

     Furniture and fixtures             $   23,212               $  23,212
     Less: accumulated depreciation         18,726                  17,727
                                        ----------               ---------
          Total                         $    4,486               $   5,485


Note  4        Other Assets

     In an effort to diversify and reduce dependence on the credit card industry, during this financial period, the Company made an additional investment of $22,700 in a privately held telecommunications company, American Telecommunications Holdings.


Note  5        Deposits for Unissued Stock

     During the fourth quarter of 1996, the Company collected $25,250 from investors for the issuance of 27,000 shares. During the first quarter of 1997, the Company collected an additional $4,375 for the issuance of 4000 shares. Non of the shares were issued as of March 31, 1997.


Note  6        Accrued Expenses

     Accrued expenses represent payroll obligation incurred but not paid. The majority of this obligation is to Company officers that are differing payment until the Company's financial position will support payment. This obligation was $2,414 as of December 31, 1997 and $140,400 as of March 31, 1997.


Note  7        Notes Payable
                                               March 31, 1997  December 31, 1997

     Due to Shareholders                         $    42,000     $    42,000
     Convertible Notes Payable                       109,700         109,700
          convertible @ $.50/share
     Note Payable to Bank                             25,000          25,000
          interest at prime plus 2%
          (loan is currently in question)
     Notes Payable to Meyer Group Limited            146,250               0
          interest due @ 1%/ month               -----------      ----------

                 Total                           $   322,950      $  176,700

Note  8        Accumulated Deficit

     As of December 31, 1995                 $  1,938,819

     Net Income - 1996                             60,681

     As of December 31, 1996                    1,878,138

     Net Income - three months 1997              (323,758)

     As of March 31, 1997                    $  2,114,757


Note  9        Income Taxes

     The Company has a net loss carryforward to offset future income tax in the amount of $795,000. This carryforward are available as follows:

        Year of expiration      Carryforward
               1998              $   8,000
               1999                363,000
               2000                  6,000
               2001                 16,000
               2003                 95,000
               2007                 59,000
               2009                 86,000
               2010                162,000
                                 ---------
                                 $ 795,000

Item  2

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is management's discussion and analysis of significant factors which have effected the Company's earnings and financial position during the first three months of 1997. In the opinion of the Company, the accompanying unaudited, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1997 and the results of operations and cash flows for the three months then ended.


LIQUIDITY AND CAPITAL RESOURCES

     The excess of current liabilities over current assets, as of March 31, 1997 is $452,465. While this is definitely material, most of the liability is due to shareholders, which have a vested interest in the success of the Company.

     The current deficit of $2,114,757 is also significant. It does however compare favorably with the $2,336,758 deficit as of June 30, 1985 and demonstrates the Company's ability to successfully conduct business with such a deficit. The Company continues to seek a capital infusion and is actively searching for beneficial merger or acquisition opportunities.


RESULTS OF OPERATIONS

     Operating Revenue - Operating revenues for the first three months of 1997 were $62,630 and were a 30% improvement over the same period in 1996. Marketing efforts are underway to attract new customers in the credit card industry but the real opportunity for revenue growth will likely come from diversification into other businesses.

     Operating Expenses - Operating expenses increased substantially over the same period in 1996. Although expenses in the credit card operations were reduced so as to provide a profit from that operation, staff additions at the corporate level, to work on diversification and financing efforts, added materially to total operating expenses.


CAPITAL STOCK TRANSACTIONS

     No additional stock was issued during this quarter.

                     INTER-CONTINENTAL SERVICES CORPORATION


PART II - OTHER INFORMATION

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Inter-Continental Services Corporation

Date 14 Aug. 1997
     -------------

By: /s/ Robert N. Meyer
   ---------------------------
    Robert N. Meyer, President