Form 10-Q
period 1997-06-30
INTER CONTINENTAL SERVICES CORP
filed 1997-08-18
CIK 310585

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D. C.  20549


                     -------------------------------------------

                  Quarterly Report Under Section 13 or 15 (d) of the
                           Securities Exchange Act of 1934

                     -------------------------------------------

For the quarter ended June 30, 1997

Commission File Number 0-4519

____________INTER-CONTINENTAL SERVICES CORPORATION____________________________
                (Exact name of registrant as specified in its charter)

________Missouri_______________             _________44-0628974______________
(State or other jurisdiction of                (I.R.S Employer I.D. No.)
 incorporation or organization)

5700 Broadmoor, Suite 712_____________Mission,_Kansas______________66202______
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code______(913)_262-1604___

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes__X__       No______

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the close of the latest practical date.

________Class_________            Outstanding at December 31, 1996
Common Stock, No par Value                     1,896,572

                        INTER-CONTINENTAL SERVICES CORPORATION


                                        INDEX

                                                                            PAGE
PART  I - FINANCIAL INFORMATION

    Item  1

         Balance Sheets - June 30, 1997 and December 31, 1996               1

         Condensed Statements of Income (Loss) -
              Three Months Ended June 30, 1997 and 1996 and
              Six Months Ended June 30,1997 and 1996                        2

         Statement of Cash Flows -
              Six Months Ended June 30, 1997 and 1996                       3

         Notes to Financial Statements                                      4

    Item  2
         Management's Discussion and Analysis of Financial
         Condition and Results of Operation                                 7


PART  II - OTHER INFORMATION

    Signatures                                                              8

                        INTER-CONTINENTAL SERVICES CORPORATION

                                    BALANCE SHEETS

                                     (Unaudited)

                                        ASSETS
                                              June 30,1997     December 31, 1996

CURRENT ASSETS:

  Cash                                         $     6,329        $     3,210
  Accounts Receivable, less allowance
   for doubtful accounts of $2,300                  35,591             44,010
  Prepaid Expenses                                  10,600                  0
                                               -----------        -----------
    Total current assets                       $    52,520        $    47,220

PROPERTY, PLANT AND EQUIPMENT (Note 3)         $     3,487        $     5,485

OTHER ASSETS (Note 4)                          $    32,700        $         0
                                               -----------        -----------

                                               $    88,707        $    52,705


                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                             $     6,249        $    37,000
  Customer Deposits                                  5,000                  0
  Deposits for Unissued Stock (Note 5)              30,125             25,250
  Accrued Expenses (Note 6)                        210,600              2,414
  Notes Payable (Note 7)                           349,150            176,700
                                               -----------        -----------
    Total current liabilities                  $   601,124        $   241,364


STOCKHOLDERS' EQUITY:
  Common Stock, no par, authorized 3,000,000   $ 1,787,817        $ 1,787,817
   Shares, issued 1,896,572 shares
  Less cost of 340,971 common shares held         (161,738)          (161,738)
   In treasury
  Contributed capital in excess of par              63,400             63,400
  Accumulated deficit (Note 8)                  (2,201,896)        (1,878,138)
                                               -----------        -----------
    Total stockholders equity                  $  (512,417)       $  (188,659)

                                               $    88,707        $    52,705


  See notes to financial statements.

                        INTER-CONTINENTAL SERVICES CORPORATION

                        Condensed Statements of Income (Loss)

                                     (Unaudited)

                                      Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                      1997       1996         1997       1996


Operating Revenue                $  62,391  $  52,745    $ 125,021  $  95,930

Cost of Goods Sold                  13,574          0       21,524          0

Operating Expenses                 135,956     76,099      427,255    166,204
                                   -------     ------      -------    -------

  Income (Loss) from
    Operations                   $ (87,139) $ (23,354)  $ (323,758) $ (70,274)


Other Deductions:
  Interest Income                        0         62            0        268
  Miscellaneous Income                   0          0            0      2,489
  Interest Expense                       0          0            0       (248)

    NET INCOME (Loss)            $ (87,139) $ (23,292)   $(323,758) $ (67,765)

Income (Loss) Per Share of Common Stock:

  Net Income (Loss)               $  (0.05)  $  (0.01)    $  (0.17)  $  (0.04)


Average Shares Outstanding       1,896,572  1,758,685    1,896,572  1,672,604



  See notes to financial statements.

                        INTER-CONTINENTAL SERVICES CORPORATION

                               Statements of Cash Flows

                       Six Months Ended June 30, 1997 and 1996
                                     (Unaudited)

                                                              1997       1996

Cash Flows from Operating Activities:
  Net Income (loss)                                      $(323,758) $ (67,765)

  Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
    Depreciation and amortization                             1998      1,999
Changes in operating assets and liabilities:
    Decrease in Receivables                                  8,419     15,630
    Increase in Allowance for Doubtful Accounts                          (195)
    Increase in Prepaid Expenses                           (10,600)      (457)
    Decrease in Accounts Payable                           (30,751)
    Increases in Deposits for Unissued Stock                 4,875
    Increase in Customer Deposits                            5,000
    Increases in Accrued Expenses                          208,186      2,579
                                                         ---------  ---------
        Total Adjustments                                $ 187,127  $  19,556

  Net Cash Provided by (used in) Operating Activities    $(136,631) $ (48,209)

Cash Flows from Investing Activities:
  Net Cash Issued in Investing Activities:               $ (32,700) $       0

Cash Flows from Financing Activities:
    Increase (decrease) of Notes Payable                 $ 172,450  $  28,753
  Net cash provided by financing activities:


Cash and Cash Equivalents at Beginning of Year           $   3,210  $  36,145

Cash and Cash Equivalent at the End of Period            $   6,329  $  16,689


Supplemental disclosures of cash flow information:

Cash Paid Year to Date for Interest                              0  $       0
Cash Paid Year to Date for Income Taxes                          0  $     105


See notes to financial statements.

                        INTER-CONTINENTAL SERVICES CORPORATION

                       NOTES TO CONDENSED FINANCIAL STATEMENTS


Note  1       Summary of Significant Accounting Policies

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

    For the three months ended June 30, 1997, the Company reported a loss of $87,139. As a result of this loss, the Company has an accumulated deficit of $2,201,896 on June 30, 1997

    The ability of the Company to meet its obligations and continue in existence is dependent on its ability to (1) maintain profitable operations, or (2) obtain additional sources of financing or capital and
    (3) the willingness of creditors to continue to accept modified payment schedules.

Note  3       Property, Plant, and Equipment

    Property, plant, and equipment are summarized as follows:
                                         March 31, 1997          June 30, 1997

    Furniture and fixtures                $   23,212               $  23,212
    Less: accumulated depreciation            18,726                  19,725
                                             -------                  ------
         Total                            $    4,486               $   3,487


Note  4       Other Assets

    In an effort to diversify and reduce dependence on the credit card industry, during this financial period, the Company made an additional investment of $10,000 in a privately held telecommunications company, American Telecommunications Holdings. The total investment is $32,700 as of June 30, 1997


Note  5       Deposits for Unissued Stock

    During the fourth quarter of 1996, the Company collected $25,250 from investors for the issuance of 27,000 shares. During the first quarter of 1997, the Company collected an additional $4,375 for the issuance of 4000 shares. An additional $500 for the issuance of 500 shares was collected during the second quarter. Non of the shares were issued as of March 31, 1997.


Note  6       Accrued Expenses

    Accrued expenses represent payroll obligation incurred but not paid. The majority of this obligation is to Company officers that are differing payment until the Company's financial position will support payment. This obligation was $140,400 as of March 31, 1997 and $210,600 as of June 31, 1997.


Note  7       Notes Payable
                                          June 30, 1997       December 31, 1997

    Due to Shareholders                 $    42,500             $    42,000
    Convertible Notes Payable               109,700                 109,700
       convertible @ $.50/share
    Note Payable to Bank                     25,000                  25,000
       interest at prime plus 2%
       (loan is currently in question)
    Notes Payable to Meyer Group Limited    171,950                       0
                                            -------                  ------
         interest due @ 1%/ month

              Total                      $  349,150             $   176,700

Note  8       Accumulated Deficit

    As of December 31, 1995       $  1,938,819

    Net Income - 1996                   60,681

    As of December 31, 1996          1,878,138

    Net Income -six months 1997       (323,758)

    As of June 30, 1997           $  2,201,896


Note  9       Income Taxes

    The Company has a net loss carryforward to offset future income tax in the amount of $795,000. This carryforward are available as follows:

         Year of expiration       Carryforward
              1998              $    8,000
              1999                 363,000
              2000                   6,000
              2001                  16,000
              2003                  95,000
              2007                  59,000
              2009                  86,000
              2010                 162,000
                                   -------
                                  $795,000

Item  2

                        MANAGEMENTS DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is management's discussion and analysis of significant factors which have effected the Company's earnings and financial position during the first six months of 1997. In the opinion of the Company, the accompanying unaudited, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30,1997 and the results of operations and cash flows for the three months then ended.


LIQUIDITY AND CAPITAL RESOURCES

    The excess of current liabilities over current assets, as of June 30, 1997 is $548,604. While this is definitely material, most of the liability is due to shareholders, which have a vested interest in the success of the Company. The excess of current liabilities over current assets for the same period in 1996 was $412,250, and in 1995 was $529,580

    The current deficit of $2,201,896 is also significant. It does however compare favorably with the $2,336,758 deficit as of June 30, 1985 and demonstrates the Company's ability to successfully conduct business with such a deficit. The deficit as of June 30, 1996 was $2,006,584. The Company continues to seek a capital infusion and is actively searching for beneficial merger or acquisition opportunities.


RESULTS OF OPERATIONS

    Operating Revenue - Operating revenues for the first six months of 1997 were $125,021 and were a 30% improvement over the same period in 1996. Marketing efforts are underway to attract new customers in the credit card industry but the real opportunity for revenue growth will likely come from diversification into other businesses.

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

                        INTER-CONTINENTAL SERVICES CORPORATION

PART II - OTHER INFORMATION

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


Inter-Continental Services Corporation


Date: 14 Aug 1997
     ------------


By: Robert N. Meyer
    -------------------------------
    Robert N. Meyer, President