Form 10-K
period 1997-12-31
INTER CONTINENTAL SERVICES CORP
filed 2000-01-14
CIK 310585

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO Section 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ending December 31, 1997

                           Commission File No. O-4519

                     INTER-CONTINENTAL SERVICES CORPORATION
-------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

           Missouri                                          44-0628974
--------------------------------                     -------------------------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                          Identification No.)

                         4101 Westerly Place, Suite 108
                             Newport Beach, CA 92660
                     --------------------------------------
                   (Address of Principal Office and Zip Code)

               Registrant's telephone number, including area code
                                 (949) 629-4120

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     Shares of Common Stock, No Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes     No  X
                                                  ---     ---

The aggregate market value of the voting stock of the Registrant held by persons other than officers, directors and greater than 5% shareholders as of the close of business on December 31, 1997 was $450,212 based on a "bid" price of $0.625. The number of shares of Common Stock outstanding at December 31, 1997 was 1,896,572.

                                     Part I


Item 1. BUSINESS

Inter-Continental Services Corporation (the "Company" or "ICSC") was incorporated as a Missouri corporation in 1958 under the name All State Credit & Research, Inc. The Company changed its name to Inter-Continental Computing, Inc. in September 1968 and in June 1969 changed to its current name, Inter-Continental Services Corporation.

During 1997 the Company operated a credit card recovery and cardholder contact service in Phoenix, Arizona. During 1997, the Company closed their Kansas City, Missouri operations.

Initially, the Company provided services for better control of oil company credit cards. In the late 1960s, with the introduction of bank cards and expanded appeal of travel cards, the Company's card recovery services were modified and adapted to the more demanding purpose of the multi-purpose cards.

While technology has greatly decreased the need for card recovery, the Company has developed related services that focus on effecting issuer/customer contact and developing pertinent facts and information relative to more effective and less costly collection. The Company's reputation, current services and adaptation to the contemporary challenges in the credit card industry should assist in the transition from credit card servicing to other business ventures that the Company might want to enter into in the future.

In 1997 substantially all of the revenues are concentrated with one customer in the credit card industry. During 1997 the Company derived 91% of operating revenue from one customer. During 1996, the Company obtained 93% of operating revenues from two customers. In 1995, two customers provided 87% of operating revenues. Although the Company is directly affected by the well being of its major customers, management is uncertain as to the significant loss of customers at December 31, 1997.

As of December 31, 1997, the Company had two fulltime and five part-time employees.

Item 2. Properties

As of December 31, 1997 the Company occupied a 1,150 square foot building in Phoenix, Arizona. The lease on those premises will expire on August 31,2000. The Company also occupies approximately 2,000 square feet of premises in Newport Beach, California on a month-to-month lease for $1,720 per month plus taxes.

Item 3. Legal Proceedings

None


Item 4. Submission of Matters to a Vote of Security Holders

None

                                     Part II

Item 5.  Market for Registrant's Common Equity and related Shareholder Matters

The principal trading in the Company's stock has been in the NASDAQ over-the-counter market. Listed below are the average bid and ask quotations;

                                       1997                           1996                           1995
                                       ----                           ----                           ----
      End of Quarter            Bid            Asked           Bid            Asked            Bid           Asked
      --------------            ---            -----           ---            -----            ---           -----
      1st                        1/4            5/8             1/4            5/8             1/4            1/2
      2nd                        1/4            5/8             1/4            3/4             1/4            1/2
      3rd                        1/4            5/8             1/4            3/4             3/8          1 1/8
      4th                        1/4            5/8             1/2           1 3/8            1/8            7/8

The approximate number of shareholders of record for the Company's stock as of December 31, 1997 was 511. There were no dividends paid in 1997, 1996, or 1995.

Item 6.  Selected Financial Data

                               1997               1996            1995               1994               1993
                               ----               ----            ----               ----               ----
Operating Revenues           $ 241,294         $ 199,480        $ 379,715         $ 426,345         $ 555,788

Income (Loss) from
Continuing Operations        $(486,787)        $  60,681        $(163,745)        $ (87,599)        $ 146,479

Income (loss) from
Continuing Operations
per share:
     Primary                 $   (0.26)        $    0.04        $   (0.11)        $   (0.07)        $    0.11
     Fully Diluted           $   (0.18)        $    0.04        $   (0.11)        $   (0.07)        $    0.08

At year end:
     Total Assets            $ 143,478         $  52,705        $  70,575         $ 127,177         $ 110,861


Item 7. Management's Discussion and Analysis of Financial Conditions and Result of Operations

RESULTS OF OPERATIONS

1997 Compared to 1996

Operating revenue in 1997 increased $41,814 or 21% to $241,294 from $199,480 in 1996. This increase was the result of management's efforts to increase revenues and thereby increase profitability.

Operating expenses increased $392,764 or 126% to $705,529 in 1997 from $312,765 in 1996. Much of this increase in expenses can be attributable to increased general and administrative payroll cost. Three officers of the Company were granted employment contracts effective October 1, 1996 (see note 9). Payroll costs in 1997 amounted to $325,000. Of this amount, $70,200 should have been accrued as of December 31, 1996. Cost associated with selling the Company's products also increased because of the increased unit sales in 1997 as compared to 1996.

Largely as a result of the increased operating expenses in 1997, the Company's 1997 loss increased $384,788 or 377% to $486,787 as compared to a loss in 1996, before an extraordinary gain, of $101,999. 1996 Compared to 1995

Operating revenue in 1996 decreased 47% to $199,480 from $379,715 in 1995. Most of this decline was a result of management's decision to phase out services that were no longer profitable. Operating expenses in 1996 were $312,765. This was a reduction of $160,928 or 34%, from $473,693 in 1995.
Costs were lower in 1996 primarily because of declining revenue and a reduction in the Company's work force.

As a result, the loss from operations was $101,999. This was 38% less than the $163,745 in 1995. The Company had an extraordinary gain of $162,680 resulting from the waiving of accrued interest on shareholder notes payable.

LIQUIDITY AND CAPITAL RESOURCES

The Company ended 1997, 1996 and 1995 with anticipation for better operating results in the future. However, since current liabilities exceeded current assets, additional liquidity will be necessary to continue as a viable entity.

Management continues to actively seek a corporate merger or an additional source of capital to allow the Company to expand and adequately market its services. The Company is actively discussing merger possibilities with other companies but has not yet been able to complete negotiations.

INFLATION

The impact of inflation is not material to the operations of the Company.

Item 7A:  Quantitative and Qualitative Disclosures about Market Risk

The Company does not use derivative financial instruments. Management of the Company believes its exposure to market risks, including exchange rate risk, interest rate risk and commodity price risk, is not material at the present time.

Item 8. Financial Statements and Supplementary data

          Index to Financial Statements                                                       Page
                   Independent Auditors Report                                                 5
                   Balance Sheet - December 31, 1997 and 1996                                  6
                   Statements of Operations - Years Ended December 31, 1997, 1996 and          7
                   1995
                   Statements of Shareholders' Deficit - Years Ended December 31,              8
                   1997, 1996 and 1995
                   Statements of Cash Flows - Years Ended December 31, 1997, 1996 and          9
                   1995
                   Notes to Financial Statements                                             10-13

                          Independent Auditor's Report

Board of Directors
Inter-Continental Services Corp.

We have audited the balance sheet of Inter-Continental Services Corporation as of December 31, 1997 and 1996, and the related statements of operations, shareholders' deficit, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the afore mentioned financial statements present fairly, in all material respects, the financial position of Inter-Continental Services Corporation at December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audits of the financial statements also included the schedules listed in answer to Item 14(a)2. In our opinion, such schedules present fairly the information required to be set forth therein.


Edward B. Stonehocker
Certified Public Accountant
201 South Main Street
Suite 900
Salt Lake City, UT 84115

January 8, 2000

INTER-CONTINENTAL SERVICES CORPORATION
BALANCE SHEET

                                                                                DECEMBER 31,
                                                                                ------------
Assets                                                                    1997              1996
                                                                          ----              ----
Current Assets
           Cash                                                      $    20,312         $     3,210
           Accounts receivable, net of $2,300 allowance                   44,972              44,010
                                                                     -----------         -----------
           Total Current Assets                                           65,284              47,220

Fixed Assets: (Note 1)
           Furniture and equipment                                        23,212              23,212
           Accumulated depreciation                                      (21,723)            (17,727)
                                                                     -----------         -----------
                 Net Fixed Assets                                          1,489               5,485

Other Assets
           Investment in ATH (note 3)                                     58,655                  --
           Note receivable from officers (note 4)                         15,350                  --
           Other                                                           2,700                  --
                                                                     -----------         -----------
           Total Assets                                              $   143,478         $    52,705
                                                                     ===========         ===========

Liabilities and Shareholder's Deficit
Current Liabilities:
           Accounts payable                                          $     3,129         $    37,000
           Deposit for un-issued stock (note 5)                           30,125              25,250
           Note payable to bank (note 6)                                  25,000              25,000
           Convertible notes payable (note 7)                            109,700             109,700
           Due to former shareholder (note 8)                             42,000              42,000
           Accrued payroll (note 9)                                      325,000                  --
           Note payable - other (note 10)                                261,418                  --
           Interest payable (note 11)                                     22,552                  --
           Accrued liabilities                                                --               2,414
                                                                     -----------         -----------
                    Total Current Liabilities                            818,924             241,364
                                                                     -----------         -----------

Shareholders' Deficit:
           Common Stock, no par, authorized 3,000,000 shares,          1,787,817           1,787,817
                Issued 2,237,543 in 1997 and 1996
           Contributed capital                                            63,400              63,400
           Accumulated deficit                                        (2,364,925)         (1,878,138)
                                                                     -----------         -----------
                                                                        (513,708)            (26,921)
           Less: Treasury stock at cost, 340,971 shares                 (161,738)           (161,738)
                                                                     -----------         -----------
                  Total shareholders deficit                            (675,446)           (188,659)
                                                                     -----------         -----------
           Total Liabilities and  Stockholders' Deficit              $   143,478         $    52,705
                                                                     ===========         ===========

           See notes to financial statements

INTER-CONTINENTAL SERVICES CORPORATION
STATEMENT OF OPERATIONS

                                                                             1997             1996              1995
                                                                             ----             ----              ----
Operating revenues                                                        $ 241,294         $ 199,480         $ 379,715

Operating expenses                                                          705,529           312,765           473,693
                                                                          ---------         ---------         ---------
Income (loss) from operations                                              (464,235)         (113,285)          (93,978)

Other income (expense):
     Interest expense                                                       (22,552)           (1,248)          (71,299)
     Miscellaneous income                                                         0             2,364             1,532
                                                                          ---------         ---------         ---------
                                                                            (22,552)            1,116           (69,767)
                                                                          ---------         ---------         ---------
Income (loss) before tax and extraordinary item                            (486,787)         (112,169)         (163,745)
Income tax benefit (note 18)                                                      0           (10,170)               --
                                                                          ---------         ---------         ---------
Income (loss) before extraordinary item                                    (486,787)         (101,999)         (163,745)

Extraordinary item - gain on extinguishment of accrued interest on
shareholder and convertible notes, net of tax effect (note 18)                                162,680                --
                                                                          ---------         ---------         ---------
Net Income (Loss)                                                         $(486,787)        $  60,681         $(163,745)
                                                                          =========         =========         =========

Per share of common stock (note 16):

Loss before extraordinary item                                            $   (0.26)        $   (0.06)        $   (0.11)
Extraordinary item                                                              ---              0.10                --
                                                                          ---------         ---------         ---------
Net income (loss)                                                         $   (0.26)        $    0.04         $   (0.11)
                                                                          =========         =========         =========
Fully Diluted:

Loss before extraordinary Item                                            $   (0.18)        $   (0.05)        $   (0.11)
Extraordinary item                                                               --              0.09                --
                                                                          ---------         ---------         ---------
Net Income (Loss)                                                         $   (0.18)        $    0.04         $   (0.11)
                                                                          =========         =========         =========

See notes to financial statements

INTER-CONTINENTAL SERVICES CORPORATION
STATEMENT OF SHAREHOLDERS' DEFICIT

                                                                                                                  Total
                                            Common           Paid in      Accumulated           Treasury       Shareholders
                                            Stock            Capital        Deficit              Stock            Deficit
                                            -----            -------        -------              -----            -------
January 1 ,1995                          $1,389,417          $63,400      ($1,775,074)        ($186,738)        ($508,995)

Reissued treasury stock                          --               --               --            25,000            25,000

Net loss                                         --               --         (163,745)               --          (163,745)
                                         ----------          -------      -----------         ---------       -----------
December 31, 1995                         1,389,417           63,400       (1,938,819)         (161,738)         (647,740)

Issuance of common stock (note 15)          398,400               --               --                --           398,400

Net Income                                       --               --           60,681                --            60,681
                                         ----------          -------      -----------         ---------       -----------
December 31, 1996                         1,787,817           63,400       (1,878,138)         (161,738)         (188,659)

Net Loss                                         --               --         (486,787)               --          (486,787)
                                         ----------          -------      -----------         ---------       -----------
December 31, 1997                        $1,787,817          $63,400      ($2,364,925)        ($161,738)        ($675,446)
                                         ==========          =======      ===========         =========       ===========

See notes to financial statements

INTER-CONTINENTAL SERVICES CORPORATION
STATEMENT OF CASH FLOWS

                                                                  1997             1996            1995
                                                                  ----             ----            ----
Operating Activities
         Net Income (loss)                                      $(486,787)      $  60,681       $(163,745)
         Adjustments to reconcile net income (loss) to net
         Cash provided by (used in) operating activities
                   Depreciation                                     3,996           3,900           4,003
                   Reissued treasury stock                             --              --          25,000
         Changes in assets and liabilities
                   Accounts receivable                               (962)        (18,965)         56,807
                   Other assets                                   (18,050)             --           4,500
                   Accrued interest                                22,552        (186,141)         63,060
                   Accrued payroll                                325,000              --              --
                   Due to shareholders                                 --         (35,000)         77,000
                   Accrued liabilities                             (2,414)         (2,160)         (5,630)
                   Deposit for unissued stock                       4,875          25,250              --
                   Accounts payable                               (33,871)         37,000              --

                                                                ---------       ---------       ---------
       Net cash provided by (used in) operating
       activities:                                               (185,661)       (115,435)         60,995


Cash provided by (used in) investing activities:
         Additions to fixed assets                                     --              --          (7,849)
         Investment in ATH                                        (58,655)             --              --
                                                                ---------       ---------       ---------
Net cash provided by (used in)                                    (58,655)             --          (7,849)
         operating activities:

Cash provided by (used in) financing activities:
         Issuance of common stock                                      --         119,000              --
         Payment on notes payable                                      --         (36,500)        (52,287)
         Borrowing on notes payable                               261,418              --              --
                                                                ---------       ---------       ---------
                                                                  261,418          82,500         (52,287)
                                                                ---------       ---------       ---------
Increase (decrease) in cash                                        17,102         (32,935)            859

Cash at beginning of year                                           3,210          36,145          35,286
                                                                ---------       ---------       ---------
Cash at end of year                                             $  20,312       $   3,210       $  36,145
                                                                =========       =========       =========
Supplemental cash flow information:
Interest paid                                                          --       $   1,200       $  10,700
Income taxes                                                           --              --              --

See notes to financial statements

INTER-CONTINENTAL SERVICES CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations:

The Company operates a credit card recovery and cardholder contact service business. Substantially all of the revenues and accounts receivable are concentrated with a few customers in the credit card industry. During 1997 substantially all of the revenues are concentrated with one customer in the credit card industry. This customer accounted for 91% of the Company's revenues in 1997. During 1996 the Company obtained approximately $185,000 in revenue from two customers. During 1995 the Company obtained approximately $330,000 in revenue from two customers. At December 31, 1997 and 1996 substantially all of the accounts receivable were from one customer. Although the Company is directly affected by the well-being of its major customers, management is uncertain as to the possibility of a significant loss of customers at December 31, 1997. (See
Note 2)

USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles which requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Actual results could differ from those estimates, but management does not believe such differences will materially affect the Company's financial position, results of operations or cash flows.

FIXED ASSETS:

Fixed assets are depreciated on accelerated methods over the estimated useful lives (5-7 years) of the asset.


NOTE 2 - CONTINUED EXISTENCE OF THE COMPANY

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further, at December 31, 1997, current liabilities exceed current assets by $753,640 and total liabilities exceed total assets by $675,446.

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


NOTE 3 - INVESTMENT IN ATH

In an effort to diversify and reduce dependence on the credit card industry, the Company invested $58,655 in 1997 in a privately held telecommunications company, American Telecommunications Holdings. Although this has taken longer than planned, management expects this investment will ultimately prove beneficial for the shareholders of the Company.

NOTE 4 - NOTES RECEIVABLE FROM OFFICERS

During 1997 the Company made advances of $10,350 to William N. Meyer, CEO and Chairman of the Board and also advanced $5,000 to Barry J. Weidenhammer, Vice President, Treasurer, Secretary and member of the Board of Directors. The Company has signed notes from Mr. Meyer and Mr. Weidenhammer covering these advances.



NOTE 5 - DEPOSIT FOR UNISSUED STOCK

As of December 31, 1996, the Company had deposits from investors for unissued stock in the amount of $25,250. These deposits were for the issuance of a total of 27,000 shares at prices ranging from $.62 to $1.00 per share. During 1997 the Company received additional deposits from other investors totaling $4,875 for the issuance of an additional 4,000 shares at prices ranging from $1.00 to $1.25 per share. As of December 31, 1997, the total amount of the deposit for unissued stock was $30,125 for 31,000 shares.


NOTE 6  - NOTE PAYABLE TO BANK

Note payable to bank in the amount of $25,000 consists of a loan from a bank which was taken over by the Federal Deposit Insurance Corporation. The owner of the note is currently unknown. No interest payments have been made on this note since 1993 and no interest is currently being accrued.


NOTE 7 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable are demand notes in the total amount of $109,700 as of December 31, 1996 and December 31, 1997. One of these notes, in the amount of $20,700 is payable to Robert N. Meyer, President, CEO and Chairman. The other note, in the amount of $89,000, is payable to an unrelated individual. Both notes are convertible into shares of the company at $.50 per share.


NOTE 8 - DUE TO FORMER SHAREHOLDERS

During 1995 the company obtained advances of $42,000 from former shareholders. There are no repayment terms associated with this advance and no interest was accrued.


NOTE 9 - ACCRUED PAYROLL

Effective October 1, 1996, the company entered into employment agreements with Mr. Robert N. Meyer, President and CEO, and Mr. Barry J. Weidenhammer, Vice President/Treasurer. Under terms of his agreement, Mr. Meyer is to receive $7,500 per month plus a 30% fringe benefit package. The contract with Mr. Meyer also provides that if the Company is unable to generate cash flow sufficient to pay his salary, then the Company is obligated to pay 1% interest per month on the deferred payment.

Mr. Weidenhammer's agreement provides for $6,500 per month plus a 30% fringe benefit package. The contract with Mr. Weidenhammer also provides that if the Company is unable to generate cash flow sufficient to pay his salary, then the Company is obligated to pay 1% interest per month on the deferred payment. (See additional discussion under Item 11. Executive Compensation)

NOTE 10 - NOTES PAYABLE - OTHER

During 1997 the Company borrowed a net total of $261,418. Of this amount $247,918 was from an unrelated company. An additional $13,500 was borrowed from entities controlled by members of the Board of Directors. Although there has been no formal approval by the shareholders, the company anticipates that these notes will ultimately be convertible into common stock at the rate of $.50 per share. The company has accrued interest on these notes.


NOTE 11 - INTEREST PAYABLE

The accrued interest payable as of December 31, 1997 includes interest due to employees and a former employee, based on their employment agreements with the Company. In addition, the Company has accrued interest on notes payable - other (see note 10).


NOTE 12 - INCOME TAXES

The Company has net operating loss carryforwards, expiring between 1999 and 2012, of approximately $1,200,000. These loss carryforwards can potentially offset future income tax liability.


NOTE 13 - RELATED PARTY TRANSACTIONS

During 1997, Meyer Group Limited, a privately held company, performed certain technical assistance totaling $29,500 for Company. This technical assistance provided the Company with the expertise necessary in order to diversify. Robert
N. Meyer, President and CEO of the Company, is also President of Meyer Group Limited. In addition, Mr. Meyer owns approximately 18% of the outstanding stock of Meyer Group Limited.


NOTE 14 - RENTAL AGREEMENTS

The company leased office space under a lease which expired during 1997. Another smaller space was occupied under a lease which expires on August 31, 2000. Rent payments for the years ended December 31, 1997, 1996 and 1995 were approximately $74,928, $50,000 and $54,000.


NOTE 15 - ISSUANCE OF COMMON STOCK

The Company issued no additional shares of common stock during 1997. During fiscal year 1996 a shareholder of the Company contributed $119,000 in cash, $35,000 in canceled noted payable to a shareholder and $206,640 in canceled convertible notes (convertible at $.50 per share or 413,280 shares) in exchnage for 416,666 shares of newly issued common stock. There is no documentation of Board of Directors minutes or shareholder minutes approving the transactions, or any other inducements made to the shareholder.

The Company issued 30,000 treasury shares for services rendered in 1995 at a valuation of $.50 per share. The Company issued 50,000 treasury shares to an employee for services in 1995 valued at $.20 per share.


NOTE 16 - EARNINGS PER SHARE

Earnings per share amounts are computed based on the weighted average number of shares actually outstanding. During 1997 there were 1,896,572 shares outstanding, 1,658,032 in 1996; 1,419,491 in 1995. The number of shares used in fully diluted computations was 2,669,808 in 1997 and 1,877,432 in 1996.

NOTE 17 - CONTINGENCIES

The Company has not filed appropriate documents with the Securities and Exchange Commission disclosing a Director resignation. The Company did not hold a shareholders meeting during 1997.


NOTE 18 - EXTRAORDINARY ITEM

In fiscal 1996 interest owed to shareholders on convertible notes and shareholders notes $(178,350) was waived in lieu of 10,000 shares of newly issued stock (valued at $10,000). Also interest accrued on the note payable to bank ($4,500) was written off. The total $172,850, less tax effect of $10,170, was recorded as an extraordinary item.

                                    Part III

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

A new accountant was engaged to audit the financial statements of Inter-Continental Services Corporation in 1997. The former accountant did not resign and was not dismissed but declined to stand for re-election because of the need for the primary accountant to be closer to the corporate headquarters in California. The former accountant did not issue an adverse opinion or a disclaimer of opinion in the previous two years but its report was qualified as to uncertainty because of Company's ability to continue as a going concern. The decision to change accountants will be voted on in the next meeting of the Board of Directors. The new accountant has relied on the work of the former accountant in all respects for 1996 and 1995 financial statement information as far as it was practicable.

The Company's Board of Directors does not have a standing audit committee.

Item 10. Directors and Executive Officers of the Registrant

(A) The Directors presently serving will hold office until the next annual meeting and until their successors are elected and have qualified. Directors serve terms of one year. The current Board of Directors are serving on an interim basis until their approval at the next shareholders meeting.

(B) Executive officers of the Company are not elected to a specific term of office.

Directors and Executive Officers

    Robert N. Meyer           President, Chief Executive Officer
    Age:  36                  and Chairman of the Board of Directors
    Director since: 1996

    Barry J. Weidenhammer     Vice President, Secretary, Treasurer and Director
    Age: 60

    Carol M. Maltby          Vice-President  (Resigned effective July 31, 1997)
    Age: 59

    Alan S. Rosenfield        Director
    Age 41

    Juan A. Ruiz              Director
    Age 39

    Frank Willis              Director
    Age 39

(C) Business Experience:

     Mr. Meyer became President, Chief Executive Officer and Chairman of the Company on September 18, 1996. Mr. Meyer also serves as President, Chief Executive Officer and Chairman of Meyer Group Limited in Newport Beach, California. Mr. Meyer is also a director of Global Access Telephone & Technology, Inc., which is headquartered in Vista, California. Mr. Meyer resides in Costa Mesa, California. Mr. Meyer is serving on an interim basis subject to election by the shareholders at their next annual meeting.

     Mr. Weidenhammer has thirty years experience in general management. Most recently, he served as general manager of Eaton Aerospace in Costa Mesa, California. Mr. Weidenhammer became Vice-President and Treasurer on September 18, 1996. He was given the additional title of Secretary effective July 31, 1997 after resignation of Ms. Maltby. Mr. Weidenhammer was elected on an interim basis to the Board of Directors on December 24, 1997, subject to the election by the shareholders at their next annual meeting. Mr. Weidenhammer resides in Newport Beach, California.

     Ms. Maltby has over twenty-five years experience in general management, sales and marketing. Ms. Maltby has served as a director and an executive officer for international and national companies. Most, recently, Ms. Maltby has served as vice-president and secretary of Meyer Group Limited and Access Medical Systems, Inc. She resides in Carlsbad, California. Ms. Maltby resigned as an officer and director of the Company effective July 31, 1997.

     Judge Rosenfield has been a Municipal Court Judge in Los Angeles County since 1990 He was re-elected to a second six year term in November 1998. Prior to his appointment, Judge Rosenfield was a Deputy District Attorney for Los Angeles County. Judge Rosenfield is also a former Deputy Sheriff for Los Angeles County. On December 24, 1997, Judge Rosenfield was elected an interim member of the Board of Directors, subject to his election by the shareholders.

     Juan Ruiz has over nineteen years of general management experience, including experience in international business. Mr. Ruiz has a broad range of expertise, which includes the development and integration of hardware and software for communications systems. He has also been involved in the planning and search for new business in the area of communications. He has also been responsible for the development and training of newly hired personnel. On December 24, 1997, Mr. Ruiz was elected an interim member of the Board of Directors, subject to his election by the shareholders.

     Mr. Willis served the United States Army as a communications specialist. He continued in the communications field after his military service. Mr. Willis is an officer and a principal owner of, a privately held communications company that builds and services computer based switches for the telecommunications industry. Mr. Willis was elected to the board on December 24, 1997, on an interim basis subject to the approval of the shareholders at the next annual meeting. Mr. Willis resigned from the board effective February 12, 1999.



Item 11. Executive Compensation

No cash compensation was paid to any officer or director. No employee was paid in excess of $100,000.

Effective October 1, 1996, Mr. Meyer entered into an employment agreement with the Company whereby he would serve as President and CEO of the Company. Under terms of the agreement, Mr. Meyer is to receive $7,500 per month plus a 30% fringe benefit package. The contract with Mr. Meyer provides that if the Company is unable to generate cash flow sufficient to pay his salary, then the Company will pay 1% interest per month on the deferred payment.

Effective October 1, 1996, Mr. Weidenhammer entered into an employment agreement with the Company whereby he would serve as Vice-President/Treasurer. The agreement stipulates that Mr. Weidenhammer is to receive $6,500 per month plus a 30% fringe benefit package. The contract with Mr. Weidenhammer provides that if the Company is unable to generate cash flow sufficient to pay his salary, then the Company will pay 1% interest per month on the deferred payment.

Ms. Maltby also had an employment agreement with the Company from October 1, 1996 until her resignation in July 1997. The agreement with Ms. Maltby provided for $4,000 per month plus fringe benefits of 30%. Ms. Maltby is also entitled to interest of 1% per month on any deferred payroll amount.

As of December 31, 1997 the Company had accrued, but not paid payroll to the following:

                                                          December 31, 1997
                                                          -----------------
Robert N. Meyer, President, CEO and Chairman                 $146,250

Barry J. Weidenhammer, Vice-President, Treasurer,            $126,750
Secretary & Director

Carol M. Maltby, former Vice-President                        $52,000
                                                              -------
              Total Accrued Payroll                          $325,000


Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table shows the amount of common stock owned as of December 31, 1997, by each person known by the Company to own directly or beneficially more than 5% of the outstanding shares of the Company's stock.

                                                    Amount and Nature
Name and Address of Beneficial Owner             Of Beneficial Ownership      Percent of Class
------------------------------------             -----------------------      ----------------
Dr. David Ganch
27 W. 041 Walz Drive
Wheaton, IL 60187                                        545,666                28.77%

James F. Bell
5700 Broadmoor, Suite 712
Mission, Kansas 66202    (1)                             174,674                9.21%

(1) Includes 70,674 shares held by Mr. Bell's wife.


Item 13. Certain Relationships and Related Transactions

As of December 31, 1997, the Company was indebted to Robert N. Meyer, President, CEO and Chairman the amount of $20,700.

The indebtedness is a convertible note with no stated rate of interest. Unpaid interest has not been accrued. The note is convertible at the option of the note-holder into Common Stock of the Company at $.50 cents per share.

In 1997 the Company contracted with the Meyer Group Limited for certain technical advice. The Company paid $29,500 in fees to the Meyer Group Limited during 1997 for those services. Robert N. Meyer is CEO of both the Company and the Meyer Group Limited. Mr. Meyer also owns approximately 18% of the outstanding stock of Meyer Group Limited.

                            PART IV


Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K

(1) The following financial statements are included in Part II Item 8:

   Index to Financial Statements                                                          Page
          Independent Auditors Report                                                       5
          Balance Sheet - December 31, 1997 and 1996                                        6
          Statements of Operations - Years Ended December 31, 1997, 1996
          and 1995                                                                          7
          Statements of Shareholders' Deficit - Years Ended December 31,
          1997, 1996 and 1995                                                               8
          Statements of Cash Flows - Years Ended December 31,
          1997, 1996 and 1995                                                               9
          Notes to Financial Statements                                                   10-13

(2) The following financial statement schedules should be read in conjunction with the financial statements referred to above.

 Index to Financial Statement Schedules                                                 Page
 Years Ended December 31, 1997, 1996, and 1995
          Schedule II - Amounts Receivable from Related Parties and Underwriters,          18
          Promoters and Employees other than Related Parties
          Schedule V - Property, Plant and Equipment                                       19
          Schedule VI - Accumulated Depreciation of Property, Plant and Equipment          19
          Schedule VIII - Valuation and Qualifying Accounts                                20
          Schedule IX - Short-term Borrowings                                              21
          Signatures                                                                       22

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

                            Balance at                                                    Balance at
                            Beginning                                  Written           End of Period
                            Of Period      Additions    Collected        Off          Current    Not Current
                            ---------      ---------    ---------      -------        -------    -----------
Year Ended
December 31, 1997                 --          --              --          --          $15,350          --
                            =========      =========    =========     =========      =========     =========

Year Ended
December 31, 1996                 --          --              --          --               --          --

                            =========      =========    =========     =========      =========     =========

Year Ended
December 31, 1995             $4,500          --          $4,500          --               --          --
                            =========      =========    =========     =========      =========     =========


Inter-Continental Services Corporation
Schedule V
Property, Plant and Equipment

                               Balance at
                              Beginning of                                        Balance at
                               the Period       Additions       Retirements      End of Period
                               ----------       ---------       -----------      -------------
Furniture and Equipment
Year Ended
December 31, 1997                $23,212               --               --          $23,212
                                 =======          =======          =======          =======

Furniture and Equipment
Year Ended
December 31, 1996                $23,212               --               --          $23,212
                                 =======          =======          =======          =======

Furniture and Equipment
Year Ended
December 31, 1995                $15,363          $ 7,849               --          $23,212
                                 =======          =======          =======          =======


Estimated lives are 5 to 7 years
Depreciation is computed on an accelerated basis


Schedule VI
Accumulated Depreciation of Property, Plant and Equipment


                               Balance at
                               Beginning of                                       Balance at
                               the Period       Additions       Retirements      End of Period
                               ----------       ---------       -----------      -------------
Furniture and Equipment
Year Ended
December 31, 1997                $17,727          $ 3,996               --          $21,723
                                 =======          =======          =======          =======

Furniture and Equipment
Year Ended
December 31, 1996                $13,867          $ 3,900               --          $17,727
                                 =======          =======          =======          =======

Furniture and Equipment
Year Ended
December 31, 1995                $ 9,824          $ 4,003               --          $13,827
                                 =======          =======          =======          =======


     Inter-Continental Services Corporation
     Schedule VIII
     Valuation and Qualifying Accounts

                                Balance at              Charged
                                 Beginning     Cost &             Other              Other          Balance at
     Description                 Of Period     Expense           Accounts           Charges       End of Period
                                 ----------    --------          --------           -------       -------------
Year Ended
December 31, 1997
Allowance for Doubtful          $2,300                --                --                --              $2,300
Accounts.
                                ======              ====              ====              ====              ======

Year Ended
December 31, 1996
Allowance for Doubtful          $2,500              $200                --                --              $2,300
Accounts.
                                ======              ====              ====              ====              ======

Year Ended
December 31, 1995
Allowance for Doubtful          $2,500                --                --                --              $2,500
Accounts.
                                ======              ====              ====              ====              ======


        Inter-Continental Services Corporation
        Schedule IX
        Short-Term Borrowings

                                           Weighted         Maximum         Average          Weighted
                             Balance       Average        Outstanding     Outstanding        Average
                              At End       Interest          During          During       Interest Rate
        Category            Of Period        Rate            Period          Period       During Period
        --------            ---------        ----            ------          ------       -------------
        Note Payable
        To Bank
          1997             $25,000          12.00%          $25,000          $25,000          12.00%
                           =======          =====           =======          =======          =====

          1996             $25,000          12.00%          $25,000          $25,000          12.00%
                           =======          =====           =======          =======          =====

          1995             $25,000          12.00%          $25,000          $25,000          12.00%
                           =======          =====           =======          =======          =====

         An interest rate of 12% was assumed. The bank was assumed by the Federal Deposit Insurance Corporation in 1993. The bank has not made any payments since the third quarter of 1993 because they have not been contacted to make payment arrangements. Prior to 1993 interest was at prime plus 2%. No interest was charged in 1997.

        Note Payable - Other

          1997             $261,418          12.00%          $261,418          $178,990          12.00%
                           ========          =====           ========          ========          =====

          1996                   --          12.00%          $ 71,500          $ 49,625          12.00%
                           ========          =====           ========          ========          =====

          1995             $ 71,500          12.00%          $101,500          $ 86,500          12.00%
                           ========          =====           ========          ========          =====

         An interest rate of 12% was assumed. Notes are demand notes.
         The average balance during the year represents the average quarterly balances.

        Convertible Notes Payable

          1997             $109,700          12.00%          $109,700          $109,700          12.00%
                           ========          =====           ========          ========          =====

          1996             $109,700          12.00%          $248,099          $179,400          12.00%
                           ========          =====           ========          ========          =====

          1995             $354,099          12.00%          $376,386          $365,243          12.00%
                           ========          =====           ========          ========          =====

         An interest rate of 12% was assumed.
         Notes are demand notes convertible into common stock at a rate of $.50 per share.

                       INTER-CONTINENTAL SERVICES CORPORATION


                                    SIGNATURES


Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inter-Continental Services Corporation

/s/ Robert N. Meyer

DATE: January 3, 2000
BY: Robert N. Meyer, President,


/s/ Barry J. Weidenhammer

DATE: January 3, 2000
BY: Barry J. Weidenhammer, Vice-President