Form 10-K
period 1998-12-31
INTER CONTINENTAL SERVICES CORP
filed 2000-01-14
CIK 310585

                       SECURITIES AND EXCHANGE COMMISSION
                             WASIIINGTON, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO Section 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal years ending December 31, 1998

                           Commission File No. O-4519

                     INTER-CONTINENTAL SERVICES CORPORATION
       ------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

          Missouri                                           44-0628974
-------------------------------                       -------------------------

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes____ No__ X__

The aggregate market value of the voting stock of the Registrant held by persons other than officers, directors and greater than 5% shareholders as of the close of business on December 31, 1998 was $450,212 based on a "bid" price of $0.625. The number of shares of Common Stock outstanding at December 31, 1998 was 1,896,572.

                                     Part I

Item 1. BUSINESS

Inter-Continental Services Corporation (the "Company" or "ICSC") was incorporated as a Missouri corporation in 1958 under the name All State Credit & Research, Inc. The Company changed its name to Inter-Continental Computing, Inc. in September 1968 and in June 1969 changed to its current name, Inter-Continental Services Corporation.

During 1998 the Company operated a credit card recovery and cardholder contact service in Phoenix, Arizona. As previously announced, the Company closed their Kansas City, Missouri operations in 1997.

Initially, the Company provided services for better control of oil company credit cards. In the late 1960s, with the introduction of bank cards and expanded appeal of travel cards, the Company's card recovery services were modified and adapted to the more demanding purpose of the multi-purpose cards.

While technology has greatly decreased the need for card recovery, the Company has developed related services that focus on effecting issuer/customer contact and developing pertinent facts and information relative to more effective and less costly collection. The Company's reputation, current services and adaptation to the contemporary challenges in the credit card industry should assist in the transition from credit card servicing to other business ventures that the Company might enter into in the future.

In 1998 substantially all of the revenues are concentrated with one customer in the credit card industry. In 1998 the Company derived 90% of its operating revenue from one customer. During 1997 the Company derived 91% of operating revenue from one customer. During 1996, the Company obtained 93% of operating revenues from two customers. Although the Company is directly affected by the well-being of its major customers, management is uncertain as to the significant loss of customers at December 31, 1998.

As of December 31, 1998, the Company had two fulltime and four part-time employees.

Item 2. Properties

As of December 31, 1998, the Company occupied a 1,150 square foot building in Phoenix, Arizona. The lease on those premises expires August 31, 2000. The Company also occupies approximately 2,000 square feet of premises in Newport Beach, California on a month-to-month lease for $1,720 per month plus taxes.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None

                                     Part II

Item 5. Market for Registrant's Common Equity and related Shareholder Matters

The principal trading in the Company's stock has been in the NASDAQ over-the-counter market. Listed below are the average bid and ask quotations;


                       1998                   1997                  1996
                       ----                   ----                  ----
END OF QUARTER     BID      ASKED         BID      ASKED        BID      ASKED
--------------     ---      -----         ---      -----        ---      -----
      1st          1/4       5/8          1/4       5/8         1/4        5/8
      2nd          1/4       5/8          1/4       5/8         1/4        3/4
      3rd          1/4       5/8          1/4       5/8         1/4        3/4
      4th          1/4       5/8          1/4       5/8         1/2       1 3/8

The approximate number of shareholders of record for the Company's stock as of 12/31/98 was 511.

There were no dividends paid in 1996, 1997, 1998 or 1999.

Item 6. Selected Financial Data

                                                     1998            1997           1996            1995           1994
                                                     ----            ----           ----            ----           ----
   Operating Revenues                              $154,979        $241,294       $199,480       $379,715       $426,345

   Income from Continuing Operations              $(378,003)      $(486,787)        $60,681     $(163,745)      $(87,599)

   Income from Continuing Operations per share:
      Primary                                        $(0.20)         $(0.26)          $0.04        $(0.11)        $(0.07)
      Fully Diluted                                  $(0.11)         $(0.18)          $0.04        $(0.11)        $(0.07)

   At year end:
      Total Assets                                 $158,244        $143,478        $52,705        $70,575       $127,177


Item 7. Management's Discussion and Analysis of Financial Conditions and Result of Operations

RESULTS OF OPERATIONS

1998 Compared to 1997

In 1998 operating revenue decreased $86,315 or 64%, from $241,294 to $154,979. In 1998 the Company continued to attempt to reduce unfavorable operations and continued to attempt to diversify into more profitable business ventures.

Operating expenses decreased in 1998 by 30% primarily because general and administrative payroll expense decreased from $325,000 in 1997 to $218,400 in 1998. One of the Company's officers resigned in 1997 and was not replaced in 1998, which was the primary reason for the decrease in the 1998 general and administrative payroll. Other expenses also showed a significant decreased in 1998 vs. 1997, primarily because of the decrease in volume of business that was seen in 1998.

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

LIQUIDITY AND FINANCIAL RESOURCES

The Company ended 1998, 1997 and 1996 with anticipation for better operating results in the future. However, since current liabilities exceeded current assets, additional liquidity is needed.

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

Item 8. Financial Statements and Supplementary data

        Index to Financial Statements                                                  Page

             Independent Auditors Report                                                 5
             Balance Sheet - December 31, 1998 and 1997                                  6
             Statements of Operations - Years Ended December 31, 1998, 1997 and
             1996                                                                        7
             Statements of Shareholders' Deficit - Years Ended December 31,
             1998, 1997 and 1996                                                         8
             Statements of Cash Flows - Years Ended December 31, 1998, 1997, 1996        9
             Notes to Financial Statements                                             10-13

                          Independent Auditor's Report

Board of Directors
Inter-Continental Services Corp.

We have audited the balance sheet of Inter-Continental Services Corporation as of December 31, 1998 and 1997, and the related statements of operations, shareholders' deficit, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the afore mentioned financial statements present fairly, in all material respects, the financial position of Inter-Continental Services Corporation at December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period of December 31, 1998, in conformity with generally accepted accounting principles.

Our audits of the financial statements also included the schedules listed in answer to Item 14(a)2. In our opinion, such schedules present fairly the information required to be set forth therein.


Edward B. Stonehocker
Certified Public Accountant
201 South Main Street
Suite 900
Salt Lake City, UT 84115

January 8, 2000

INTER-CONTINENTAL SERVICES CORPORATION
BALANCE SHEET

                                                                                  December 31,
                                                                              1998            1997
                                                                              ----            ----
Assets
Current Assets
         Cash                                                              $16,777         $20,312
         Accounts receivable, net of $2,300 allowance                       34,262          44,972
                                                                        ----------      ----------
         Total Current Assets                                               51,039          65,284

Fixed Assets: (Note 1)
         Furniture and equipment                                            23,212          23,212
         Accumulated depreciation                                          (23,212)        (21,723)
                                                                        ----------      ----------
               Net Fixed Assets                                                  0           1,489

Other Assets
         Investment in ATH (note 3)                                         70,855          58,655
         Note receivable from officers (note 4)                             33,650          15,350
         Other                                                               2,700           2,700
                                                                        ----------      ----------
         Total Assets                                                     $158,244        $143,478
                                                                        ==========      ==========

Liabilities and Shareholder's Deficit
Current Liabilities:
         Accounts payable                                                  $60,459          $3,129
         Deposit for un-issued stock (note5)                                30,125          30,125
         Note payable to bank (note 6)                                      25,000          25,000
         Convertible notes payable (note 7)                                459,700         109,700
         Due to former shareholder (note 8)                                 42,000          42,000
         Accrued payroll (note 9)                                          193,400         325,000
         Note payable - other (note 10)                                    338,061         261,418
         Accrued liabilities                                                    --              --
                                                                        ----------      ----------
                  Total Current Liabilities                              1,211,693         818,924
                                                                        ----------      ----------

Shareholders' Deficit:
         Common Stock, no par, authorized 3,000,000 shares,              1,787,817       1,787,817
              Issued 2,237,543 in 1998 and 1997.
         Contributed capital                                                63,400          63,400
         Accumulated deficit                                            (2,742,928)     (2,364,925)
                                                                        ----------      ----------
                                                                          (891,711)       (513,708)
         Less: Treasury stock at cost, 340,971 shares                     (161,738)       (161,738)
                                                                        ----------      ----------
                Total shareholders deficit                              (1,053,449)       (675,446)
                                                                        ----------      ----------
         Total Liabilities and  Stockholders' Deficit                     $158,244        $143,478
                                                                        ==========      ==========

See notes to financial statements

INTER-CONTINENTAL SERVICES CORPORATION
STATEMENT OF OPERATIONS

                                                          1998                 1997                   1996
                                                          ----                 ----                   ----

Operating revenues                                     $154,979             $241,294               $199,480

Operating expenses                                      492,586              705,529                312,765
                                                     ----------           ----------             ----------
Income (loss) from operations                          (337,607)            (464,235)              (113,285)

Other income (expense):
     Interest expense                                   (40,396)             (22,552)                (1,248)
     Miscellaneous income                                     0                    0                  2,364
                                                     ----------           ----------             ----------
                                                        (40,396)             (22,552)                 1,116
                                                     ----------           ----------             ----------
Income (loss) before tax and extraordinary item        (378,003)            (486,787)              (112,169)
Income tax benefit                                            0                    0                (10,170)
                                                     ----------           ----------             ----------
Income (loss) before extraordinary item                (378,003)            (486,787)              (101,999)

Extraordinary item - gain on
extinguishment of accrued interest
on shareholder and convertible
notes, net of tax effect (note 18)                           --                   --                162,680

Net Income (Loss)                                     $(378,003)           $(486,787)               $60,681
                                                     ==========           ==========             ==========

Per share of common stock (note 16):
Primary:

Loss before extraordinary item                           $(0.20)              $(0.26)                $(0.06)
Extraordinary item                                           --                   --                   0.10
                                                     ----------           ----------             ----------
Net income (loss)                                        $(0.20)              $(0.26)                 $0.04
                                                     ==========           ==========             ==========
Fully Diluted:

Loss before extraordinary Item                           $(0.11)              $(0.18)                $(0.05)
Extraordinary item                                           --                   --                   0.09

Net Income (Loss)                                        $(0.11)              $(0.18)                 $0.04
                                                     ==========           ==========             ==========

See notes to financial statements

INTER-CONTINENTAL SERVICES CORPORATION
STATEMENT OF SHAREHOLDERS' DEFICIT

                                                                                                         Total
                                        Common        Paid in     Accumulated         Treasury       Shareholders
                                        Stock         Capital       Deficit            Stock            Deficit
                                        -----         -------       -------            -----            -------
January 1 ,1996                       1,389,417        63,400      (1,938,819)        (161,738)        (647,740)

Issuance of common stock (Note 15)      398,400            --              --                           398,400

Net loss                                     --            --          60,681               --           60,681
                                     ----------    ----------     -----------      -----------      -----------
December 31, 1996                     1,787,817        63,400      (1,878,138)        (161,738)        (188,659)

Net loss                                     --            --        (486,787)              --         (486,787)
                                     ----------    ----------     -----------      -----------      -----------
December 31, 1997                     1,787,817        63,400      (2,364,925)        (161,738)        (675,446)

Net loss                                     --            --        (378,003)              --         (378,003)
                                     ----------    ----------     -----------      -----------      -----------
December 31, 1998                    $1,787,817       $63,400     ($2,742,928)     ($  161,738)     ($1,053,449)
                                     ==========    ==========     ===========      ===========      ===========

See notes to financial statements

INTER-CONTINENTAL SERVICES CORPORATION
STATEMENT OF CASH FLOWS


                                                                       1998            1997             1996
                                                                  ---------       ---------       ----------

Operating Activities
     Net Income (loss)                                            $(378,003)        $60,681       $(163,745)
     Adjustments to reconcile net income (loss) to net
     Cash provided by (used in) operating activities.
            Depreciation                                              1,489           3,996           3,900
            Reissued treasury stock                                      --              --              --
     Changes in assets and liabilities
            Accounts receivable                                      10,710            (962)        (18,965)
            Other assets                                            (18,300)        (18,050)             --
            Accrued interest                                         40,396          22,552        (186,141)
            Accrued payroll                                        (131,600)        325,000              --
            Due to shareholders                                          --              --         (35,000)
            Accrued liabilities                                          --          (2,414)         (2,160)
            Deposit for unissued stock                                   --           4,875          25,250
            Accounts payable                                         57,330         (33,871)         37,000
                                                                 ----------      ----------       ---------
     Net cash provided by (used in) operating
     activities:                                                   (417,978)       (185,661)       (115,435)


Cash provided by (used in) investing activities:
     Additions to fixed assets                                           --              --              --
     Investment in ATH                                              (12,200)        (58,655)             --
                                                                 ----------      ----------       ---------
Net cash provided by (used in)                                      (12,200)        (58,655)             --
     operating activities:

Cash provided by (used in) financing activities:
     Issuance of common stock                                            --              --         119,000
     Payment on notes payable                                            --              --         (36,500)
     Convertible notes payable                                      350,000              --              --
     Borrowing on notes payable                                      76,643         261,418              --
                                                                 ----------      ----------       ---------
                                                                    426,643         261,418          82,500
                                                                 ----------      ----------       ---------
Increase (decrease) in cash                                          (3,535)         17,102         (32,935)

Cash at beginning of year                                            20,312           3,210          36,145
                                                                 ----------      ----------       ---------
Cash at end of year                                                  16,777          20,312           3,210
                                                                 ==========      ==========       =========
Supplemental cash flow information:
Interest paid                                                            --              --          $1,200
Income taxes                                                             --              --              --


See notes to financial statements

Inter-Continental Services Corporation
Notes to Financial Statements
December 31, 1998


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations:

The Company operates a credit card recovery and cardholder contact service business. Substantially all of the revenues and accounts receivable are concentrated with a few customers in the credit card industry. During 1998 substantially all of the revenues are concentrated with one customer in the credit card industry. This customer accounted for 90% of the Company's revenues in 1998. During 1997 substantially all of the revenues are concentrated with one customer in the credit card industry. This customer accounted for 91% of the Company's revenues in 1997. During 1996 the Company obtained approximately $185,000 in revenue from two customers. Although the Company is directly affected by the well-being of its major customers, management is uncertain as to the possibility of a significant loss of customers at December 31, 1998. (See Note 2)

USE OF ESTIMATES:

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


NOTE 2 - CONTINUED EXISTENCE OF THE COMPANY

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses in recent years. in addition, the Company has used substantial amounts of working capital in its operations. Further, at December 31, 1998, current liabilities exceed current assets by $1,160,654 and total liabilities exceed total assets by $1,053,449.

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


NOTE 3 - INVESTMENT IN ATH

In an effort to diversify and reduce dependence on the credit card industry, the Company invested an additional $12,200 in 1998 in a privately held telecommunications company, American Telecommunications Holdings. Although this has taken longer than planned, management expects this investment will ultimately prove beneficial for the shareholders of the Company. The total investment amounted to $70,855 as of December 31, 1998.

NOTE 4 - NOTES RECEIVABLE FROM OFFICERS

During 1998 the Company made additional advances totaling $18,300 to officers of the Company. During 1997 the Company made advances of $10,350 to William
N. Meyer, CEO and Chairman of the Board and also advanced $5,000 to Barry J.Weidenhammer, Vice-President, Secretary, Treasurer and Director. The Company has signed notes from Mr. Meyer and Mr. Weidenhammer covering these advances.


NOTE 5 - DEPOSIT FOR UNISSUED STOCK

As of December 31, 1998 and December 31, 1997 the total amount of the deposit for unissued shares was $30,125 for 31,000 unissued shares. During 1997 the Company received additional deposits from other investors totaling $4,875 for the issuance of another 4,000 shares at prices ranging from $1.00 to $1.25 per share. As of December 31, 1996, the Company had deposits from investors for unissued stock in the amount of $25,250. These deposits were for the issuance of a total of 27,000 shares at prices ranging from $.62 to $1.00 per share.


NOTE 6 - NOTE PAYABLE TO BANK

A note payable to bank in the amount of $25,000 consists of a loan from a bank which was taken over by the Federal Deposit Insurance Corporation. The owner of the note is currently unknown. No interest payments have been made on this note since 1993 and no interest is currently being accrued.


NOTE 7 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable are demand notes in the amount of $109,700 as of December 31, 1997 and December 31, 1996. One of these notes, in the amount of $20,700 is payable to Robert N. Meyer, President, CEO and Chairman. The other note, in the amount of $89,000 is payable to an unrelated individual. Both notes are convertible into shares of the company at $.50 per share.

In December 1998, the Board of Directors approved the issuance of common shares of the Company to Robert N. Meyer and Barry J. Weidenhammer in exchange for a reduction in their accrued payroll. The exchange rate was set at $.50 per share. Mr. Meyer was issued a convertible note in the amount of $200,000 and Mr. Weidenhammer was issued a convertible note in the amount of $150,000 and their accrued payroll was reduced accordingly. As of December 31, 1998, there was a total of $459,700 convertible notes payable outstanding representing 919,400 additional shares of the company's common stock. No interest has been accrued for these notes.


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

Mr. Weidenhammer's agreement provides for $6,500 per month plus a 30% fringe benefit package. The contract with Mr. Weidenhammer also provides that if the Company is unable to generate cash flow sufficient to pay his salary, then the Company will pay 1% interest per month on the deferred payment. (See discussion under Item 13. Certain Relationships and Related Transactions)

Also included in accued payroll is $52,000 due to Carol Maltby, a former Vice President, for salary and benefits from October 1, 1996 to July 31, 1999.


NOTE 10 - NOTES PAYABLE - OTHER

During 1997 the Company borrowed a total of $261,418. Of this amount $247,918 was from an unrelated company. An additional $13,500 was borrowed from entities controlled by members of the Board of Directors. During 1998 the Company borrowed an additional $76,643. Of this amount, $52,543 was borrowed from the same unrelated company; $12,500 was borrowed from an entity controlled by a Director and $11,600 was borrowed from Barry J. Weidenhammer, Vice-President/Treasurer and Director. As of December 31, 1998, the notes totaled $338,061. Although there has been no formal approval by the shareholders, the Company anticipates that these notes will ultimately be convertible into common stock at the rate of $.50 per share. The Company has accrued interest on these notes.


NOTE 11 - INTEREST PAYABLE

The accrued interest payable as of December 31, 1998 and 1997 includes interest due to employees and a former employee, based on their employment agreements with the Company. In addition, the Company has accrued interest on notes payable - other (see note 10).


NOTE 12 - INCOME TAXES

The Company has net operating loss carryforwards, expiring between 2000 and 2013, of approximately $1,600,000. These loss carryforwards can potentially offset future income tax liability.


NOTE 13 - RELATED PARTY TRANSACTIONS

During 1997, Meyer Group Limited, a privately held company, performed certain technical assistance totaling $29,500 to the Company. This technical assistance provided the Company with the expertise necessary in order to diversify. Robert N. Meyer, President and CEO of the Company, is also President of Meyer Group Limited. In addition, Mr. Meyer owns approximately 18% of the outstanding stock of Meyer Group Limited.


NOTE 14 - RENTAL AGREEMENTS

The company leased office space under a lease which expired in 1997 and other office space which was rented on a monthly basis. Rent payments for the year ended December 31,1998, 1997 and 1996 were $36,576, $74,928 and $50,000 respectively.

NOTE 15 - ISSUANCE OF COMMON STOCK

The Company issued no additional shares of common stock during 1998 or 1997. During fiscal 1996 a shareholder of the Company contributed $119,000 in cash, $35,000 in canceled noted payble to a shareholder and $206,640 in canceled convertible notes (convertible at $.50 per share or 413,280 shares) in exchange for 416,666 shares of newly issued common stock. There is no documentation of Board of Directors minutes or shareholder minutes approving the transactions, or any other inducements made to the shareholder.


NOTE 16 - EARNINGS PER SHARE

Earnings per share amounts are computed based on the weighted average number of shares actually outstanding. During 1998 there were 1,896,572 shares outstanding, 1,896,572 in 1997; 1,658,032 in 1996. The number of shares used in fully diluted computations was 3,523,094 in 1998; 2,669,808 in 1997 and 1,877,432 in 1996.


NOTE 17 - CONTINGENCIES

The Company has not filed appropriate documents with the Securities and Exchange Commission disclosing a Director resignation. The Company did not hold a shareholders meeting during 1997 or 1998.


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


Item 10. Directors and Executive Officers of the Registrant

(A). The Directors presently serving will hold office until the next annual meeting and until their successors are elected and have qualified. Directors serve terms of one year.

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

    Juan Ruiz has over nineteen years of general management experience, including experience in international business. Mr. Ruiz has a broad range of expertise which includes the development and integration of hardware and software for communications systems. He has also been involved in the planning and search for new business in the area of communications. He has also been responsible for the development and training of newly hired personnel. On December 24, 1997, Mr. Ruiz was elected an interim member of the Board of Directors, subject to his election by the shareholders.

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


Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table shows the amount of common stock owned as of December 31, 1998 as well as beneficial ownership of the Common Stock by the Company's Directors and by all Directors and Officers as a group.

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

(1) Includes 70,674 shares held by Mr.
Bell's wife.

Item 13. Certain Relationships and Related Transactions

As of December 31, 1998, the Company was indebted to the following:

                                                    DECEMBER 31, 1998
                                                    -----------------
  Robert N. Meyer, President, CEO and Chairman           $20,700


The indebtedness is convertible notes with no stated interest. Unpaid interest has not been accrued. The notes are convertible at the option of the note holder into Common Stock of the Company at 50 cents per share. (See also note 7.)

As of December 31, 1998, the Company was indebted to Barry J. Weidenhammer in the amount of $11,600 (see note 10).

As of December 31, 1998, the Company had accrued, but not paid, payroll to the following:

                                                         DECEMBER 31, 1998
                                                         -----------------
  Robert N. Meyer, President, CEO and Chairman                $63,250

  Barry J. Weidenhammer, Vice-President, Treasurer,           $78,150
  Secretary & Director

  Carol M. Maltby, former Vice-President                      $52,000
                                                             --------
                  Total Accrued Payroll                      $193,400

Both Mr. Meyer and Mr. Weidenhammer have employment contracts with the company. Mr. Meyer's employment contract provides for a base salary of $7,500 per month plus fringe benefits of 30%. Mr. Weidenhammer's employment contract provides for a base salary of $6,500 or month plus fringe benefits of 30%. Interest is accrued on both contracts at the rate of 1% per month on any unpaid amounts. On December 31, 1998 the Company offered both Mr. Meyer and Mr. Weidenhammer the option of converting all or a portion of their accrued payroll into Common Stock of the Company at the conversion price of 50 cents per share. Mr. Meyer opted to convert $200,000 of accrued salary into a convertible note which is convertible into 400,000 shares of Common Stock. Mr. Weidenhammer opted to convert $150,000 of accrued salary into a convertible note which is convertible into 300,000 shares of Common Stock.

In 1997 the Company contracted with the Meyer Group Limited for certain technical advice. The Company paid $29,500 in fees to the Meyer Group Limited during 1997 for those services. Robert N. Meyer is CEO of both the Company and the Meyer Group Limited. Mr. Meyer also owns approximately 18% of the outstanding stock of Meyer group Limited.

                                     PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

         (a)(1) The following financial statements are included in Part II
                Item 8:

         Index to Financial Statements                                                          Page

                Independent Auditors Report                                                       5
                Balance Sheet - December 31, 1998 and 1997                                        6
                Statements of Operations - Years Ended December 31, 1998, 1997 and 1996           7
                Statements of Shareholders' Deficit - Years Ended December 31, 1998, 1997 and
                1996                                                                              8
                Statements of Cash Flows - Years Ended December 31, 1998, 1997 and 1996           9
                Notes to Financial Statements                                                   10-13

         (2) The following financial statement schedules should be read in conjunction with the financial statements referred to above.

         Index to Financial Statement Schedules                                                 Page

         Years Ended December 31, 1998, 1997, and 1996
                 Schedule II - Amounts Receivable from Related Parties and Underwriters,
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


                 Balance at                                                   Balance at
                  Beginning                                 Written          End of Period
                  Of Period    Additions     Collected        Off         Current      Not Current
                  ---------    ---------     ---------        ---         -------      -----------
Year
Ended
December             --            --            --            --          $33,650         --
31, 1998
                 ==========    ==========    ==========    ==========    ==========    ==========

Year
Ended
December             --            --            --            --          $15,350         --
31, 1997
                 ==========    ==========    ==========    ==========    ==========    ==========

Year
Ended
December             --            --            --            --            --            --
31, 1996
                 ==========    ==========    ==========    ==========    ==========    ==========

Inter-Continental Services Corporation
Schedule V
Property, Plant and Equipment


                                  Balance at
                                 Beginning of                                          Balance at
                                  the Period         Additions       Retirements     End of Period
                                  ----------         ---------       -----------     -------------
Furniture and
Equipment
Year Ended
December 31, 1998                     $23,212           --               --             $23,212
                                  ===========       ===========      ===========      ===========

Furniture and
Equipment
Year Ended
December 31, 1997                     $23,212           --               --             $23,212
                                  ===========       ===========      ===========      ===========

Furniture and
Equipment
Year Ended
December 31, 1996                     $23,212           --               --             $23,212
                                  ===========       ===========      ===========      ===========


Estimated lives are 5 to 7 years
Depreciation is computed on an accelerated basis


Schedule VI
Accumulated Depreciation of Property, Plant and Equipment

                                  Balance at
                                 Beginning of                                          Balance at
                                  the Period         Additions       Retirements     End of Period
                                  ----------         ---------       -----------     -------------
Furniture and
Equipment
Year Ended
December 31, 1998                     $21,723            $1,489          --               $23,212
                                  ===========       ===========      ===========      ===========

Furniture and
Equipment
Year Ended
December 31, 1997                     $17,727            $3,996          --               $21,723
                                  ===========       ===========      ===========      ===========

Furniture and
Equipment
Year Ended
December 31, 1996                     $13,867            $3,900          --               $17,727
                                  ===========       ===========      ===========      ===========

Inter-Continental Services Corporation
Schedule VIII
Valuation and Qualifying Accounts

                               Balance at            Charged
                               Beginning       Cost &        Other           Other       Balance at
Description                    Of Period      Expense       Accounts        Charges     End of Period
                               ---------      -------       --------        -------     -------------

Year Ended
December 31, 1998
Allowance for Doubtful          $2,300          --             --             --            $2,300
Accts.
                              ==========    ===========    ===========    ===========    ===========

Year Ended
December 31, 1997
Allowance for Doubtful          $2,300          --             --             --            $2,300
Accts.
                              ==========    ===========    ===========    ===========    ===========

Year Ended
December 31, 1996
Allowance for Doubtful          $2,300          --             --             --           $2,300
Accts.
                              ==========    ===========    ===========    ===========    ===========

Inter-Continental Services Corporation
Schedule
IX
Short-Term Borrowings

                                   Weighted          Maximum         Average        Weighted
                    Balan           Average        Outstanding     Outstanding       Average
                     At End        Interest          During          During       Interest Rate
Category           Of Period         Rate            Period          Period       During Period
--------           ---------         ----            ------          ------       -------------
Note Payable
To Bank

       1998         $25,000         12.00%           $25,000         $25,000          12.00%
                 ============    ============     ============    ============    ============

       1997         $25,000         12.00%           $25,000         $25,000          12.00%
                 ============    ============     ============    ============    ============

       1996         $25,000         12.00%           $25,000         $25,000          12.00%
                 ============    ============     ============    ============    ============


An interest rate of 12% was assumed. The bank was assumed by the Federal Deposit Insurance Corporation in 1993. The bank has not made any payments since the third quarter of 1993 because they have not been contacted to make payment arrangements. Prior to 1993 interest was at prime plus 2%. No interest was charged in 1997.

Note Payable
To Others

       1998        $338,061         12.00%          $338,061        $299,740         12.00%
                 ============    ============     ============    ============    ============

       1997        $261,418         12.00%          $261,418        $178,990         12.00%
                 ============    ============     ============    ============    ============

       1996           --            12.00%           $71,500         $49,625         12.00%
                 ============    ============     ============    ============    ============


An interest rate of 12% was assumed. Notes are demand notes.
The average balance during the year represents the average quarterly balances.


Convertible Notes Payable
      1998         $459,700         12.00%          $459,700        $284,700         12.00%
                 ============    ============     ============    ============    ============

      1997         $109,700         12.00%          $248,099        $179,400         12.00%
                 ============    ============     ============    ============    ============

      1996         $354,099         12.00%          $376,386        $365,243         12.00%
                 ============    ============     ============    ============    ============

An interest rate of 12% was assumed Notes are demand notes convertible into common stock at a rate of $.50 per share.

                     INTER-CONTINENTAL SERVICES CORPORATION


                                   SIGNATURES


Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Inter-Continental Services Corporation



DATE: January 3, 2000
BY: Robert N. Meyer, President


/s/ Barry J. Weidenhammer

DATE: January 3, 2000
BY: Barry J. Weidenhammer, Vice-President