Form 10-Q
period 1999-06-30
INTER CONTINENTAL SERVICES CORP
filed 2000-01-14
CIK 310585

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

For the quarter ended June 30, 1999

Commission File Number 0-4519

                     INTER-CONTINENTAL SERVICES CORPORATION
-------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

       Missouri                                          44-0628974
------------------------------                  ------------------------
(State or other jurisdiction of                (I.R.S. Employer I.D. No.)
Incorruption or organization)

   4101 Westerly Place, Suite 108, Newport Beach, Ca,    92660
----------------------------------------------------------------------
(Address or principal executive offices)               (Zip Code)

Registrant's telephone number, including area code   (949 629-4120
                                                  --------------------------

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes     No  X
                                 ---    ---

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the close of the last practical date.

        Class                                  Outstanding at December 31, 1998
--------------------------                               1,896,572
Common Stock, No par Value

                     INTER-CONTINENTAL SERVICES CORPORATION

                                      INDEX


                                                                                                  PAGE
PART  I - FINANCIAL INFORMATION

         Item  1

                  Balance Sheets - June 30, 1999 and December 31, 1998                              1

                  Condensed Statements of Income (Loss) -
                           Three Months Ended June 30, 1999 and 1998 and
                           Six Months Ended June 30,1999 and 1998                                   2

                  Statement of Cash Flows -
                           Six Months Ended June 30, 1999 and 1998                                  3

                  Notes to Financial Statements                                                     4

         Item  2

                  Management's Discussion and Analysis of Financial
                  Condition and Results of Operation                                                7

PART  II - OTHER INFORMATION

         Signatures                                                                                 8


                     INTER-CONTINENTAL SERVICES CORPORATION

                                 BALANCE SHEETS

                                   (Unaudited)

                                     ASSETS


                                                               June 30, 1999           December 31, 1998
CURRENT ASSETS:

         Cash                                                 $         20,167          $       16,777
         Accounts Receivable, less allowance
           for doubtful accounts of $2,300                              22,902                  34,262
                                                                        ------                 -------
                  Total current assets                        $         43,069          $       51,039

PROPERTY, PLANT AND EQUIPMENT (Note 3)                        $              0          $            0

OTHER ASSETS (Note 4)                                         $        107,205          $      107,205
                                                              -       --------          -     --------
         TOTAL ASSETS                                         $        150,274          $      158,244

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts Payable                                     $         67,082          $        60,459
         Deposits for Unissued Stock (Note 5)                           30,125                   30,125
         Accrued Expenses (Note 6)                                     302,600                  193,400
         Interest Payable (Note 7)                                      81,294                   62.948
         Notes Payable (Note 8)                                        901,410                  864,761
                                                              ----------------          ---------------
                  Total Current Liabilities                   $      1,382,511          $     1,211,693

STOCKHOLDERS' EQUITY:
         Common Stock, no par, authorized 3,000,000           $      1,787,817          $     1,787,817
             Shares, issued 1,896,572 shares
         Less cost of 340,971 common shares held                      (161,738)                (161,738)
            In treasury
         Contributed capital in excess of par                           63,400                   63,400
         Accumulated deficit (Note 9)                               (2,921,716)              (2,742,928)
                                                              ----------------          ---------------
                  Total Stockholders Equity                   $     (1,232,237)         $    (1,053,449)

                                                              $        150,274          $       158,244



         See notes to financial statements.

                     INTER-CONTINENTAL SERVICES CORPORATION

                      Condensed Statements of Income (Loss)

                                   (Unaudited)


                                                     Three Months Ended                     Six Months Ended
                                                          June 30,                              June 30,
                                                    1999              1998               1999              1998
         Operating Revenue                        $   19,646       $ 40,580          $    70,351       $  91,264
         Cost of Goods Sold                              647              0               36,339           2,188

         Operating Expenses                           88,943        128,128              194,454         237,040
                                                   ---------        -------             --------         -------
              Income (Loss) from
                  Operations                       $ (69,945)     $ (87,548)         $  (160,442)      $(147,965)

         Other Deductions:
              Interest Expense                        (9,603)        (9,629)             (18,346)        (18,476)
                                                   ---------        -------             --------         -------

                  NET INCOME  (Loss)               $ (79,548)     $ (97,177)         $  (178,788       $(166,441)


         Income (Loss) Per Share of Common Stock:

             Net Income (Loss)                     $   (0.04)     $   (0.05)         $     (0.09)      $   (0.09)

         Average Shares Outstanding                1,896,572      1,896,572            1,896,572       1,896,572

         Net Income (Loss):
                  fully diluted                    $   (0.03)     $   (0.04)         $     (0.06)      $   (0.06)

         Shares Outstanding
                  with Full Dilution               2,815,972      2,815,972            2,815,972       2,815,972


         See notes to financial statements.

                     INTER-CONTINENTAL SERVICES CORPORATION

                            Statements of Cash Flows

                Three Months and Six Months Ended June 30, 1999
                                  (Unaudited)


                                                             THREE MONTHS            SIX MONTHS
                                                             ------------            ----------
Cash Flows from Operating Activities:
  Net Income (loss)                                         $    (79,548)           $  (178,788)

Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
      Depreciation and amortization                                    0                      0

Changes in operating assets and liabilities:
      Decreases in Receivables                                    12,865                 11,360
      Increases in Accounts Payable                                2,127                  6,623
      Increases in Accrued Expenses                               54,600                109,200
                                                                  ------                -------
         Total Adjustments                                  $     69,592            $   127,183

Net Cash Provided by (used in)
   Operating Activities:                                    $     (9,956)           $   (51,605)

Cash Flows from Investing Activities:
   Net Cash Issued in Investing Activities                  $          0            $         0

Cash Flows from Financing Activities:
      Increase (decrease) of Notes Payable                  $     11,245            $    36,649
      Increase (decrease) of Interest Payable                      9,603                 18,346
                                                                  ------                -------
   Net cash provided by financing activities                $     20,848            $    54,995

Cash and Cash Equivalents at Beginning of Period            $      9,275            $    16,777

Cash and Cash Equivalent at the End of Period               $     20,167            $    20,167


Supplemental disclosures of cash flow information:

Cash Paid Year to Date for Interest                                    0                      0
Cash Paid Year to Date for Income Taxes                                0                      0


 See notes to financial statements

                     INTER-CONTINENTAL SERVICES CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note  1           Summary of Significant Accounting Policies

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

         For the three months ended June 30, 1999, the Company reported a loss of $79,548. As a result of this loss, the Company has an accumulated deficit of $2,921,716 on June 30, 1999.

         The ability of the Company to meet its obligations and continue in existence is dependent on its ability to (1) maintain profitable operations, or (2) obtain additional sources of financing or capital and (3) the willingness of creditors to continue to accept modified payment schedules.

Note  3           Property, Plant, and Equipment

         Property, plant, and equipment are summarized as follows:

                                                           June 30, 1999
         Furniture and fixtures                            $    23,212
         Less: accumulated depreciation                         23,212
                                                              --------
                  Total                                    $         0



Note  4           Other Assets

         In an effort to diversify and reduce dependence on the credit card industry, the Company made an investment in a privately held telecommunications company, American Telecommunications Holdings. The total investment is $70,855 as of June 30, 1999.

Note  5           Deposits for Unissued Stock

         During the fourth quarter of 1996, the Company collected $25,250 from investors for the issuance of 27,000 shares. During the first quarter of 1997, the Company collected an additional $4,875 for the issuance of 4000 shares.

Note  6           Accrued Expenses

         Accrued expenses represent payroll obligation incurred but not paid. The majority of this obligation is to Company officers that are differing payment until the Company's financial position will support payment. This obligation was $379,600 as of March 31, 1999, and $434,200 as of June 30, 1999.

Note  7           Interest Payable

         The accrued interest payable as of December 31, 1998 and June 30, 1999 includes interest due to employees and a former employee based on their employment agreements with the Company. In addition, the Company has accrued interest on Notes Payable - Other.

Note  8           Notes Payable


                                                       June 30, 1999           December 31, 1998
         Due to Shareholders                           $   42,000                $   42,000
         Convertible Notes Payable                        459,700                   459,700
                  convertible @ $.50/share
         Note Payable to Bank                              25,000                    25,000
                  interest at prime plus 2%
                  (loan is currently in question)
         Notes Payable - Other                            374,710                   338,061
                                                         --------               -----------
                  interest due @ 8% per year
                           Total                       $  901,410                $  864,761


Note  9           Accumulated Deficit


         As of December 31, 1997            $  2,364,925

         Net Income - 1998                      (378,003)

         As of December 31, 1998               2,742,928

         Net Income -six months 1999            (178,788)

         As of June 30, 1999                $  2,921,716



Item 2

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is management's discussion and analysis of significant factors that have effected the Company's earnings and financial position during the first six months of 1999 In the opinion of the Company, the accompanying unaudited, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30,1999 and the results of operations and cash flows for the six months then ended.

LIQUIDITY AND CAPITAL RESOURCES

         The excess of current liabilities over current assets, as of June 30, 1999 is $1,339,442. While this is definitely material, most of the liability is due to shareholders, which have a vested interest in the success of the Company. The excess of current liabilities over current assets for the same period in 1998 was $928,091.

         The current deficit of $2,921,716 is also significant. It is however, not substantially greater than the $2,336,758 deficit as of June 30, 1985 and demonstrates the Company's ability to successfully conduct business with such a deficit. The deficit as of June 30, 1998 was $2,531,365. The Company continues to seek a capital infusion and is actively pursuing a merger with Meyer Group Limited, a private telecommunications company.

RESULTS OF OPERATIONS

         Operating Revenue - Operating revenues for the first six months of 1999 were $70,351. This was a 23% reduction from the same period in 1998. Marketing efforts to attract new customers in the credit card industry have not been successful and the real opportunity for revenue and profit growth will likely come from diversification into other businesses.

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

Date:  January 14, 2000
     ---------------------------------

By: /s/ Barry J. Weidenhammer
   -----------------------------------
       Barry J. Weidenhammer, Vice
       President, Chief Financial
       Officer