Form 10-Q
period 1999-09-30
INTER CONTINENTAL SERVICES CORP
filed 2000-01-14
CIK 310585

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

For the quarter ended September 30, 1999

Commission File Number 0-4519

                     INTER-CONTINENTAL SERVICES CORPORATION
 ------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

         Missouri                                              44-0628974
-------------------------------                      ---------------------------
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
 Incorruption or organization)

4101 Westerly Place, Suite 108  Newport Beach, CA,    92660
--------------------------------------------------- ----------
(Address or principal executive offices)            (Zip Code)

Registrant's telephone number, including area code   (949) 629-4120
                                                   ----------------------------

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes    No X
                                     ---   ---

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the close of the last practical date.

           Class                               Outstanding at December 31, 1998
--------------------------                     --------------------------------
Common Stock, No par Value                               1,896,572

                     INTER-CONTINENTAL SERVICES CORPORATION


                                      INDEX

                                                                              PAGE
PART  I - FINANCIAL INFORMATION

         Item  1

         Balance Sheets - September 30, 1999 and December 31, 1998              1

         Condensed Statements of Income (Loss) -
                  Three Months Ended September 30, 1999 and 1998 and
                  Nine Months Ended September 30,1999 and 1998                  2

         Statement of Cash Flows -
                  Nine Months Ended September 30, 1999 and 1998                 3

                  Notes to Financial Statements                                 4

         Item  2
                  Management's Discussion and Analysis of Financial
                  Condition and Results of Operation                            7


PART  II - OTHER INFORMATION

         Signatures                                                             8

                     INTER-CONTINENTAL SERVICES CORPORATION

                                 BALANCE SHEETS

                                   (Unaudited)

                                     ASSETS
                                                                                September 30, 1999      December 31, 1998
CURRENT ASSETS:

         Cash                                                                        $    17,889           $    16,777
         Accounts Receivable, less allowance
           for doubtful accounts of $2,300                                                12,482                34,262
                                                                                     -----------           -----------
                  Total current assets                                               $    30,371           $    51,039

PROPERTY, PLANT AND EQUIPMENT  (Note 3)                                              $         0           $         0

OTHER ASSETS  (Note 4)                                                               $   107,205           $   107,205
                                                                                     -----------           -----------
         TOTAL ASSETS                                                                $   137,576           $   158,244


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts Payable                                                            $    66,763           $    60,459
         Deposits for Unissued Stock  (Note 5)                                            30,125                30,125
         Accrued Expenses  (Note 6)                                                      357,200               193,400
         Interest Payable  (Note 7)                                                       91,478                62.948
         Notes Payable (Note 8)                                                          903,969               864,761
                                                                                     -----------           -----------
                  Total Current Liabilities                                          $ 1,449,535           $ 1,211,693

STOCKHOLDERS' EQUITY:
         Common Stock, no par, authorized 3,000,000                                  $ 1,787,817           $ 1,787,817
             Shares, issued 1,896,572 shares
         Less cost of  340,971 common shares held                                       (161,738)             (161,738)
            In treasury
         Contributed capital in excess of par                                             63,400                63,400
         Accumulated deficit  (Note 9)                                                (3,001,438)           (2,742,928)
                                                                                     -----------           -----------
                  Total Stockholders Equity                                          $(1,311,959)          $(1,053,449)

                                                                                     $   137,576           $   158,244

See notes to financial statements.

                     INTER-CONTINENTAL SERVICES CORPORATION

                      Condensed Statements of Income (Loss)

                                   (Unaudited)

                                                           Three Months Ended                           Nine Months Ended
                                                              September 30,                               September 30,
                                                       1999                  1998                  1999                  1998
Operating Revenue                                 $    10,907           $    25,661           $    81,257           $   116,925

Cost of Goods Sold                                          0                     0                36,339                 2,188

Operating Expenses                                     80,446               115,678               274,898               352,718
                                                  -----------           -----------           -----------           -----------

     Income (Loss) from
         Operations                               $   (69,539)          $   (90,017)          $  (229,980)          $  (237,982)

Other Deductions:
     Interest Expense                                 (10,184)              (10,542)              (28,530)              (29,018)
                                                  -----------           -----------           -----------           -----------

         NET INCOME  (Loss)                       $   (79,723)          $  (100,559)          $  (258,510)          $  (267,000)


Income (Loss) Per Share of Common Stock:

    Net Income (Loss)                             $     (0.04)          $     (0.05)          $     (0.14)          $     (0.14)

Average Shares Outstanding                          1,896,572             1,896,572             1,896,572             1,896,572

Net Income (Loss):
         fully diluted                            $     (0.03)          $     (0.04)          $     (0.09)          $     (0.09)

Shares Outstanding
         with Full Dilution                         2,815,972             2,815,972             2,815,972             2,815,972

See notes to financial statements.

                     INTER-CONTINENTAL SERVICES CORPORATION

                           Statements of Cash Flows

            Three Months and Nine Months Ended September 30, 1999
                                  (Unaudited)

                                                            Three Months        Nine Months
                                                            ------------        -----------
Cash Flows from Operating Activities:
     Net Income (loss)                                       $ (79,723)          $(258,510)

Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities:
        Depreciation and amortization                                0                   0

Changes in operating assets and liabilities:
     Decreases in Receivables                                   10,420              21,780
     Increases in Accounts Payable                                (319)               6304
     Increases in Accrued Expenses                              54,600             163,800
                                                             ---------           ---------
         Total Adjustments                                   $  64,701           $ 191,884

Net Cash Provided by (used in)
    Operating Activities:                                    $ (15,022)          $ (66,626)

Cash Flows from Investing Activities:
     Net Cash Issued in Investing Activities                 $       0           $       0

Cash Flows from Financing Activities:
     Increase (decrease) of Notes Payable                    $   2,559           $  39,208
     Increase (decrease) of Interest Payable                    10,184              28,530
                                                             ---------           ---------
   Net cash provided by financing activities                 $  12,743           $  67,738

Cash and Cash Equivalents at Beginning of Period  $             20,167           $  16,777

Cash and Cash Equivalent at the End of Period                $  17,889           $  17,889

Supplemental disclosures of cash flow information:

Cash Paid Year to Date for Interest                                  0                   0
Cash Paid Year to Date for Income Taxes                              0                   0

See notes to financial statements

                     INTER-CONTINENTAL SERVICES CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note  1           Summary of Significant Accounting Policies

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

         For the three months ended September 30, 1999, the Company reported a loss of $79,723. As a result of this loss, the Company has an accumulated deficit of $3,001,438 on September 30, 1999.

         The ability of the Company to meet its obligations and continue in existence is dependent on its ability to (1) maintain profitable operations, or (2) obtain additional sources of financing or capital and (3) the willingness of creditors to continue to accept modified payment schedules.

Note  3           Property, Plant, and Equipment

         Property, plant, and equipment are summarized as follows:

                                                        September 30, 1999
         Furniture and fixtures                            $    23,212
         Less: accumulated depreciation                         23,212
                  Total                                    $         0


Note  4           Other Assets

         In an effort to diversify and reduce dependence on the credit card industry, the Company made an investment in a privately held telecommunications company, American Telecommunications Holdings. The total investment is $70,855 as of September 30, 1999.


Note  5           Deposits for Unissued Stock

         During the fourth quarter of 1996, the Company collected $25,250 from investors for the issuance of 27,000 shares. During the first quarter of 1997, the Company collected an additional $4,875 for the issuance of 4000 shares.


Note  6           Accrued Expenses

         Accrued expenses represent payroll obligation incurred but not paid. The majority of this obligation is to Company officers that are differing payment until the Company's financial position will support payment. This obligation was $379,600 as of March 31, 1999, $434,200 as of June 30, 1999, and $488,800 as of September 30, 1999.


Note  7           Interest Payable

         The accrued interest payable as of December 31, 1998 and September 30, 1999 includes interest due to employees and a former employee based on their employment agreements with the Company. In addition, the Company has accrued interest on Notes Payable - Other.

Note  8           Notes Payable

                                                    September 30, 1999   December 31, 1998
         Due to Shareholders                               $ 42,000          $ 42,000
         Convertible Notes Payable                          459,700           459,700
                  convertible @ $.50/share
         Note Payable to Bank                                25,000            25,000
                  interest at prime plus 2%
                  (loan is currently in question)
         Notes Payable - Other                              377,269           338,061
                                                           --------          --------
                  interest due @ 8% per year
                           Total                           $903,969          $864,761


Note  9           Accumulated Deficit

         As of December 31, 1997                $ 2,364,925

         Net Income - 1998                         (378,003)

         As of December 31, 1998                  2,742,928

         Net Income - nine months 1999             (258,510)

         As of September 30, 1999               $ 3,001,438

Item 2

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is management's discussion and analysis of significant factors that have effected the Company's earnings and financial position during the first nine months of 1999. In the opinion of the Company, the accompanying unaudited, condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30,1999 and the results of operations and cash flows for the nine months then ended.


LIQUIDITY AND CAPITAL RESOURCES

         The excess of current liabilities over current assets, as of September 30, 1999 is $1,419,164. While this is definitely material, most of the liability is due to shareholders, which have a vested interest in the success of the Company. The excess of current liabilities over current assets for the same period in 1998 was $1,028,651, and $661,265 in 1997.

         The current deficit of $3,001,438 is also significant. It is however, not substantially greater than the $2,336,758 deficit as of June 30, 1985 and demonstrates the Company's ability to successfully conduct business with such a deficit. The deficit as of September 30, 1998 was $2,631,925. The Company continues to seek a capital infusion and is actively pursuing a merger with Meyer Group Limited, a private telecommunications company. Terms for the merger have been approved by the Board of Directors of both companies and audits are currently in process to verify the assets involved.


RESULTS OF OPERATIONS

         Operating Revenue - Operating revenues for the first nine months of 1999 were $81,257. This was a 30% reduction from the same period in 1998. Marketing efforts to attract new customers in the credit card industry have not been successful and the real opportunity for revenue and profit growth will likely come from diversification into other businesses.

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


Date: January 14, 2000
      -------------------



By:   /s/ Barry J. Weidenhammer
      ---------------------------------
      Barry J. Weidenhammer, Vice
      President, Chief Financial
      Officer